Form 10-K
period 2025-06-30
COTY INC.
filed 2025-08-21
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2024, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $2.6 billion based on the number of shares held by non-affiliates as of December 31, 2024 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2024.

At August 12, 2025, 872,294,977 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in growth engine markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true-up” payments in connection with our forward repurchase contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions (including our recent fixed cost reduction plan), continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East, or due to a change in tariffs or trade policy impacting raw materials) and expectations regarding future service levels and inventory levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our strategic priorities (including leveraging our leadership position and capabilities in global fragrances to fuel strong expansion and continue to grow our footprint and diversification in a limited number of structurally profitable and growing beauty categories and geographic markets at scale), achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging), and compete effectively in the beauty industry, in each case within the expected time frame or at all;
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
•increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and prestige channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, impact from public health events on retail revenues, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes (including our ability to expand our digital, direct-to-consumer and e-commerce capabilities within contemplated timeframes or at all);
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
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships, which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with our strategic partnerships, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration) and management of the partnerships, our relationships with our strategic partners, our ability to protect trademarks and brand names, litigation, investigations by governmental authorities, and changes in law, regulations and policies that affect the business or products of our strategic partnerships, including the risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to the business model, revenue, sales force or business of any of our strategic partnerships;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from public health events, the outbreak of war or hostilities (including the war in Ukraine and armed conflict in the Middle East and any escalation or expansion thereof), the impact of global supply chain challenges or other disruptions in the international flow of goods (including disruptions arising from future tariff scenarios), and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
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
Cautionary Note Regarding Sustainability Information
This Form 10-K and our website “www.coty.com/sustainability/esg-reporting-hub” contain information about our social impact and sustainability goals, targets, initiatives, commitments, and activities. These efforts involve certain risks and uncertainties, such as changes in our business (e.g., acquisitions, divestitures, or new manufacturing or distribution locations), the standards by which achievement is measured, the assumptions underlying a particular goal or matter, and our ability to accurately report particular information. Actual results could differ materially from our stated goals or the results we expect. Changing circumstances, including evolving expectations for social impact and sustainability generally or to specific focus areas or changes in standards or the way progress or achievement is measured, may lead to adjustments in, or the discontinuation of, our pursuit of, certain goals, commitments, or initiatives. Moreover, the standards by which social impact and sustainability efforts and related matters are measured are developing and evolving, and certain areas are based on assumptions. The standards and assumptions could change over time. The selection by management of alternative acceptable measurements could have resulted in materially different amounts or sustainability metrics reported by the Company. In addition, statements made about our Company, business, or efforts may not apply to all business units (e.g., ones that were more recently acquired).
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
Our disclosure concerning these matters, including our Beauty that Lasts Sustainability Report, includes forward-looking statements within the meaning of the PSLRA, including statements regarding our social impact and sustainability goals, targets, initiatives, commitments, and activities, as well as our future operations and long-term strategy.
Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results or outcomes will not differ materially from any future results or outcomes expressed or implied by such forward-looking statements relating to sustainability. Forward-looking statements relating to sustainability include all statements that do not relate solely to historical or current facts and involve a number of known and unknown risks, uncertainties, and other important factors such as those described under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and other periodic reports we have filed and may file with the SEC from time to time
These forward-looking statements relating to sustainability are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. In addition, we assume no responsibility to update the information contained on our website or in our Beauty that Lasts Sustainability Report or to continue to report any information.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2025” refer to the fiscal year ended June 30, 2025. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Founded in 1904, Coty Inc. is one of the world’s largest beauty companies with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care.
Over the past few years, we have implemented a comprehensive transformation agenda (the “Transformation Plan”), focusing on our core go-to-market competencies, simplifying our capital structure and deleveraging our balance sheet. Following this transformation, we continue to make progress on our strategic priorities, including leveraging our leadership position and capabilities in global fragrances to fuel expansion. We will continue expanding our presence in a limited number of structurally profitable and growing beauty categories, in growth channels such as e-commerce and the Travel Retail channel, all while establishing Coty as an industry leader in sustainability. We have sharpened our priorities to capitalize on structural tailwinds in the fragrance market. We are leveraging our leadership in fragrance innovation, licensing, and manufacturing to expand across price points, from mass to ultra-premium. With slower growth in China’s beauty market, we have shifted focus to a broader set of emerging markets and the U.S. In Prestige, we are accelerating our fragrance business with exceptional new launches and franchise-building extensions, expanding our premium and ultra-premium category portfolio, extending into the rapidly growing fragrance mist adjacency with multiple brands, while also enhancing assortment of our Prestige cosmetic products. In Consumer Beauty, we aim to improve performance and profitability through agile innovation, social media advocacy, and expansion into body mists and masstige fragrances. Skincare remains a strategic focus, but achieving scale takes time, and we will pursue this while remaining very mindful of the investment demands. We also continue to advance key sustainability priorities.
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
For segment financial information and information about our long-lived assets, see Note 3— Segment Reporting in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio:

Consumer Beauty	Prestige
Adidas	Burberry
David Beckham	Calvin Klein
Bozzano*	Chloe
Bourjois*	Davidoff
Bruno Banani	Escada*
CoverGirl*	Etro
Jovan*	Gucci
LeGer by Lena Gercke	Hugo Boss
Max Factor*	Infiniment Coty Paris*
Mexx	Jil Sander
Monange*	Joop!*
Nautica	Kylie Cosmetics by Kylie Jenner
Paixao*	Lancaster*
Rimmel*	Marc Jacobs
Risque*	Orveda
Sally Hansen*	philosophy*
Vera Wang	Tiffany & Co.

* Indicates an owned beauty brand.

Marketing
We have a diverse portfolio of brands, some owned and some licensed, and we employ different engagement models to create a distinct image and personality suited to each brand’s equity, distribution, product focus and consumer base. For our licensed brands, we work with licensors to promote brand image. Each of our brands is promoted with logos, packaging and advertising designed to enhance the image and the uniqueness of each brand. We manage our creative marketing work through a combination of our in-house teams and external agencies that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.
We promote our brands through various channels to reach and engage beauty consumers to build brand awareness, affinity and loyalty, through traditional media, through in-store displays, on digital and social media, and through collaborations, product placements and events. In addition, we seek editorial coverage for products and brands in both traditional media and digital and social media to drive influencer amplification and to build brand equity. We are focused on accelerating our digital advocacy strategy to amplify our brand and product innovations, leverage consumer analytics and insights, and improve the return on investment of our marketing activities. We leverage our relationships with celebrities, influencers and brand ambassadors to endorse certain of our products, and we seek to attract and engage existing and new consumers through buzz-worthy activations, unexpected creativity and unique collaborations. Our marketing efforts also benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities that aim to engage consumers through sampling and “gift-with-purchase” programs designed to stimulate product trials.
We have dedicated marketing and sales forces in most of our significant markets. These teams leverage local insights to strategically promote our brands and product offerings and tailor our creative marketing to fit local tastes and resonate with consumers most effectively.
We utilize in-depth brand and market data analytics to develop branding, merchandising and marketing execution strategies to maximize the consumer experience and build a better business. We have implemented artificial intelligence (“AI”) tools to power our media allocation models and support content creation and optimization, including search engine optimization copy generation and translation, to improve efficiency and reach of our marketing campaigns.
Distribution Channels and Retail Sales
We market, sell and distribute our products in approximately 123 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. We continue to focus on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2025, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2025, Walmart and A.S. Watson, our top retailers, each accounted for approximately 4% of total Coty Inc. net revenues.
Innovation
Innovation is a pillar of our business. We innovate through brand-building and new product lines, as well as through new technology. Our research and development teams, which include scientists, engineers, analysts, and other specialists involved in product and packaging innovation, work with our marketing and operations teams to identify recent trends and consumer needs and to bring products quickly to market.
We are continuously innovating to increase our sales by elevating our digital presence, including e-commerce and digital, social media and influencer marketing designed to build brand equity and consumer engagement. We have also focused our efforts on meeting evolving consumer shopping preferences and behaviors, both on-line and in-store. We have introduced new ways to customize the consumer experience, including using AI-powered tools to provide personalized advice on selecting and using products, and augmented reality tools that invite customers to virtually try products with curated looks, tutorials and product recommendations.
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
Our principal research and development centers are located in the U.S. and Europe, with global centers of excellence for fragrance (Switzerland), skincare (Monaco), body care (Brazil) and cosmetics (U.S.). See “Item 2. Properties.”
We do not perform, nor do we commission any third parties on our behalf, to perform testing of our products or ingredients on animals except where required by law. In the few jurisdictions requiring animal testing, we actively apply for exemptions and work with local authorities and organizations to authorize alternative methods of product testing.
Supply Chain
During fiscal year 2025, we continued to manufacture and package approximately 81% of our products, primarily in facilities located in the United States, Brazil and various countries in Europe. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safely. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations, as well as initiatives to support our sustainability goals. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 19% of our finished products.
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
We have experienced disruptions in our supply chain from time to time, including in connection with our past restructuring efforts and, more recently due to global supply disruptions, and we work to anticipate and respond to actual and potential disruptions. In light of these challenges, we are continually benchmarking the performance of our supply chain, and we augment our supply base, adjust our distribution networks and manufacturing footprint, enhance our forecasting and planning capabilities and adjust our inventory strategy based upon the changing needs of the business. We have begun to implement advanced digital solutions to streamline and enhance our supply chain operation, including AI and machine learning tools for demand planning, and continue to explore options to further optimize our supply chain operations. In fiscal 2025, we established a global supply chain hub in Barcelona to centralize supply chain operations and drive efficiencies to improve service levels, inventory management and carbon impact, and we will continue to evaluate our full manufacturing and sourcing ecosystem to enable the delivery of consistent improvement in costs of goods sold.
Competition
There is significant and increasing competition within each market where our products are sold. We compete against manufacturers and marketers of beauty products, salon professional nail products and personal care products. In addition to the established multinational brands against which we compete, small targeted niche brands continue to enter the beauty market. We also have competition from private label products sold by retailers.
We believe that we compete primarily on the basis of perceived value, including pricing and innovation, product efficacy, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, direct sales and other activities (including influencers) and the ability to effectively leverage existing and emerging digital technologies, such as AI and data analytics, to gain more commercial insights and develop relevant marketing concepts and advertising to reach consumers. It is difficult for us to predict the timing, scale and effectiveness of our competitors’ actions in these areas or the timing and impact of new entrants into the marketplace. For additional risks associated with our competitive position, see “Risk Factors—The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operation could suffer”.
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
Products representing 48% of our fiscal 2025 net revenues are manufactured and marketed under brands owned by us or under licenses which are effectively perpetual. Products representing 37% of our fiscal 2025 sales are under exclusive license agreements granted to us for use on a worldwide and/or regional basis with a remaining duration spanning from 7 to 25 years. As of June 30, 2025, we maintained 22 brand licenses. In addition, approximately 60% of our fiscal 2025 net revenues were attributable to prestige fragrance, of which approximately 91% was from our top seven prestige fragrance brands. Approximately 81% of the revenues from our top seven fragrance brands were from licenses with remaining durations spanning from approximately 7 to 20 years, or perpetual.
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
Our license agreements have an average duration of approximately 24 years. Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. None of our top seven licenses are up for non-automatic renewal before 2028, with an average remaining duration of 13 years. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images”.

Human Capital
Workforce. As of June 30, 2025, we had approximately 11,636 full-time employees in over 36 countries. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season.
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
Environmental, Social and Governance
Our sustainability framework, Beauty That Lasts, is a multi-pillared strategy which aims to contribute to a more sustainable and inclusive future. We focus on three pillars: Beauty of our Planet, Beauty of our People and Governed Beautifully, while the Beauty of our Products sits at heart of everything we do.
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
Governed Beautifully
At Coty, we believe that sustainability needs to be integrated into the business, with each area of impact led by the relevant business functions. The Executive Committee (“EC”) and Senior Leadership Team (“SLT”) are responsible for the development of strategy, targets and driving progress for their respective material topics. The global Sustainability Office develops the transversal sustainability strategy and is responsible for ESG reporting and governance, under the oversight of the Chief Scientific & Sustainability Officer. The Sustainability Office provides formal updates to both the EC and the Board at least once a year. Our Board provides oversight, including through its committees and our Board member for ESG.
The Sustainability Office and our business leaders work to drive change and lead our reporting and due diligence efforts. Our Sustainability Office also works closely with Coty’s brands and external partners to implement, evolve, and communicate Beauty that Lasts.
To enable our sustainability strategy to reflect our impact, the views of our stakeholders, and the risks and opportunities sustainability issues have for our business, in fiscal 2025, we completed a double materiality assessment in line with European Sustainability Reporting Standards (“ESRS”) guidance. Our identified material topics will guide our program and inform our future reporting.
Governed Beautifully also means conducting business ethically and responsibly. Our global compliance program, ‘Behave Beautifully,’ is designed to detect and prevent unlawful behavior and promote a culture of ethical business practice. We also expect our suppliers to implement responsible practices and aim to manage any negative environmental, social, or economic impacts through our Code of Conduct for Business Partners, supplier assessments and ethical sourcing practices.
The Beauty of Our Planet
Conserving and protecting the natural environment is a vital part of our responsibility as a business. We are committed to minimizing the environmental impact of our operations.
Our short-term greenhouse gas (“GHG”) emissions targets are approved by the Science Based Target initiative (“SBTi”). The targets cover our GHG emissions for scopes 1 and 2, renewable electricity commitment and our GHG reduction for scope 3. In November 2023, we committed to the SBTi to set emissions reduction targets in line with science-based net-zero1.
We continue to focus on the implementation of these targets with the development of operational plans. We are currently implementing our climate strategy focusing on areas: packaging, formula, sourcing, transportation, media, merchandising and the impact of our own operations.
For the first time, we conducted a climate risks assessment in line with Task Force on Climate-related Financial Disclosures (“TCFD”) framework to improve our risks and opportunities assessment.
Our products have an important role to play in building a sustainable future for the beauty sector.We are changing the way we design, formulate and manufacture in order to minimize our environmental impact and create innovative products. We have
1 Per SBTi target setting process, targets will be set within 24 months of November 2023.

introduced an internal product ‘Carbon Kind’ score, which acts as launch acceptance criteria for all new products, embedding a quantitative measure of eco-design into our design process.
Packaging contributes to our environmental footprint. In 2024, we shared ambitious new packaging targets to promote circular design. We also introduced our first water target to reduce our water withdrawal, strengthening our commitments to reducing our environmental impact.
We recognize that sustainability efforts require collaboration which goes beyond our own organization. In 2024, we rejoined the Ellen MacArthur Foundation Network as a Member to support us to implement and scale circular design.
We continue to evaluate and modify our processes and activities to further limit our impact on the environment as we implement our sustainability strategy.
The Beauty of Our People
We are committed to playing our part in creating an inclusive business and society and helping to build a beauty industry that respects and protects human rights across the value chain.
We celebrate the beauty of our people and aspire to build a workplace where all employees are welcome and included. We recognize the importance of diverse leadership and perspectives. We have been focused on making progress on pay equity for similar roles and performance, regardless of gender, and will report our progress in our upcoming sustainability report.
We continue to focus on the development of our associates to foster their career growth. Our training programs at the Coty Academy are designed to align with business priorities and to enhance essential skills such as personal effectiveness, people management, and leadership.
Our global Health and Safety Policy governs the management of work-related health and safety risks across all our manufacturing and distribution sites, including corporate offices. Consumer safety is a top priority. In fiscal year 2025, we published our Product and Ingredient Policy, outlining the standards and procedures we follow when selecting ingredients and materials for usage in our products.
Our impact on people reaches across our entire value chain. Managing our supply chain responsibly involves diligent attention to raw materials that may pose potential human rights risks. In calendar year 2024, we conducted a new third-party human rights risk mapping of Coty’s procurement functions against leading recognized indicators.
Government Regulation
We and our products are subject to regulation by various U.S. federal regulatory agencies as well as by various state and local regulatory authorities and by the applicable regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, labeling, manufacturing, packaging, advertising and marketing and sales and distribution of our products. Because we have commercial operations overseas, we are also subject to the U.S. Foreign Corrupt Practices Act as well as other countries’ anti-corruption and anti-bribery regimes, such as the U.K. Bribery Act.
We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship, and environmental protection, including those relating to GHG emissions, discharges to land and surface waters, deforestation and land use, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. However, environmental and social responsibility laws and regulations have tended to become increasingly stringent which has increased our compliance costs and, to the extent regulatory changes occur in the future, they could result in, among other things, increased costs and risks of non-compliance for us. Due to our dual-listing structure, certain of our E.U. and non-E.U. entities will be subject to new sustainability-related laws being implemented by E.U. policymakers and member states. In particular, certain of our E.U. and non-E.U. entities will be subject to the extensive disclosure requirements of the Corporate Sustainability Reporting Directive (“CSRD”), which has entailed, and will continue to entail, significant compliance efforts and costs. Regulators increased focus on climate change and other sustainability issues may lead to more scrutiny by investors and other stakeholders in Europe. We continuously assess our compliance obligations and the impact the European Union Deforestation Regulation (“EUDR”) will have on our business as it will require due diligence on our value chain to ensure covered commodities and related products do not contribute to global deforestation and forest degradation. In addition, the E.U.’s Corporate Sustainability Due Diligence Directive (“CSDDD”), expected to apply from 2027, may subject certain of our E.U. and non-E.U. entities to engage in additional due diligence obligations and governance requirements with respect to their own operations and “chain(s) of activities,” as promulgated, and activities of their external suppliers in their upstream value chain. In the U.S., certain states, such as California, have proposed and adopted legislation relating to corporate climate disclosures, chemical disclosure and other requirements related to the content of our products. For more information, see “Risk Factors—

Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition and results of operations.”
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
We use our website as a channel for routine distribution of important information, including news releases, presentations, and financial information. We have also posted on our website our: (i) Principles of Corporate Governance; (ii) Code of Conduct (and any amendments or waivers); (iii) Code of Conduct for Business Partners; (iv) Charters for the Audit and Finance Committee and Remuneration and Nomination Committee; and (v) sustainability information, including information on our sustainability strategy, Beauty that Lasts. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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
•Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e‑commerce, may adversely affect our business, prospects, financial condition and results of operations.
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
•Additional tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our financial condition and results of operations.
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
•JAB Beauty B.V. (“JAB”) and its affiliates, through their ownership of approximately 54% of the outstanding shares of our Class A Common Stock, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
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
Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms, including using new or advancing technologies such as AI and data analytics and innovative in-store activations. Furthermore, e‑commerce and the online retail industry is characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices and evolving regulatory regimes, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e‑commerce, may adversely affect our business, prospects, financial condition and results of operations.
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
We also devote time and resources to corporate citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving responsible sourcing, packaging and environmental sustainability. If these programs are not executed as planned, fail or be perceived to fail in our achievement of announced goals or initiatives (or are unable to accurately report on our progress) or suffer negative publicity, our reputation and results of operations or cash flows could be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters, particularly as stakeholder expectations (as well as associated ratings and assessments) are not uniform.
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
Our intellectual property is a valuable asset of our business. Although certain of the intellectual property we use is registered in the U.S. and in many of the foreign countries in which we operate, there can be no assurances with respect to the continuation of such intellectual property rights, including our ability to further register, use or defend key current or future trademarks. Further, applicable law may provide only limited and uncertain protection, particularly in emerging markets, such as China. In addition, advances in AI technology may generate intellectual property developments, which existing intellectual property laws may not adequately protect and which may also give rise to a proliferation of infringement which we may not be able to address effectively.
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
Our future performance and growth depends on the success of our global business strategies, including our management team’s ability to successfully implement them, including a focus on improving gross margin, deleveraging, and simplifying our business. The multi-year implementation of our global business strategies has resulted in and is expected to continue to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Implementation of our global business strategy may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of our global business strategies, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our strategy includes executing on our brand repositioning and continuing to focus our brand-building efforts on priority categories, channels and markets. In addition, we continue to prioritize our deleveraging objectives. In the future, we may dispose of or discontinue select brands and/or streamline operations, and dispose of select businesses or interests therein (including through strategic transactions or public offerings) and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to any potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures (including through strategic transactions or public offerings) or discontinuances successfully, timely, at appropriate valuations and on commercially advantageous terms, or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Any future divestitures and discontinuances could have a dilutive impact on our earnings, create dis-synergies, and divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or the ability to execute our global business strategies.

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
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we entered into a strategic partnership with Kylie Jenner, a digital-native beauty business; we are continuing our expansion in prestige cosmetics, and we are building a comprehensive skincare portfolio leveraging existing and new brands. The success of product launches in these or adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. In the past, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of the P&G Beauty Business in October 2016), and we entered into a joint venture with Kylie Jenner in fiscal 2020. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we consider growth opportunities, we may seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.
The assumptions we use to evaluate acquisition opportunities may prove to be inaccurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings or other financial measures, that we expect to achieve in connection with our acquisitions and joint ventures, or we may not accurately anticipate the fixed and other costs associated with such acquisitions and joint ventures, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”) and our joint venture with Kylie Jenner, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
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
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, in fiscal 2022, we incurred impairment charges of $31.4, primarily related to impairments on indefinite-lived other intangible assets. In the third quarter of fiscal 2025, we incurred impairment charges of $212.8, related to indefinite-lived intangible assets for certain trademarks within the Consumer Beauty Segment and for our Philosophy trademark within the Prestige Segment. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets.”
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
We have outsourced and may continue to outsource certain functions, including outsourcing of distribution functions, outsourcing of business processes (including certain finance and accounting functions), and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers, web-hosting and e‑commerce providers, and we are dependent on the entities performing those functions. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, the failure of one or more of such providers to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, disruptions arising from the transition of functions to an outsourcing provider, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.
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
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., the U.K., Brazil, China and several states in the United States, have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. In addition, in the U.S. and internationally, there has been increased legislative and regulatory activity related to AI and the risks and challenges AI poses, including the European Union’s Artificial Intelligence Act. These existing laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations, processes or activities in otherwise suboptimal ways, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.
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
We rely on multiple information technology platforms to execute operations related to OTC (order to cash), manufacturing, financial transactions and reporting, procurement to pay and payroll. In addition, we have become more reliant on direct-to-consumer and content management. Many of these systems are integrated via internally developed interfaces and modifications. The failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As we continue the implementation and the migration to SaaS and cloud-based technology solutions, there can be no assurance that we will be successful in our efforts or that the implementation of the remaining stages of these initiatives in the Company's global operations will not involve disruptions in our systems or processes having a short term adverse impact on our operations and ability to serve customers and business partners.
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
We are currently implementing initiatives to improve control over our product demand and inventories. We have identified, and may continue to identify, inventories that are not saleable in the ordinary course, but our existing program or any future inventory management program may not be successful in improving our inventory control. Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our reputation, net sales, working capital or cash flows from working capital, or cause us to incur excess and obsolete inventory charges. We also could have inadequate inventories which could hinder our ability to meet demand. We have sought and continue to seek to improve our payable terms, which could adversely affect our relations with our suppliers.
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
We operate on a global basis, and approximately 73% of our net revenues in fiscal 2025 were generated outside North America. We have employees in more than 36 countries, and we market, sell and distribute our products in over 123 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are pursuing selective international expansion in countries where we do not yet have a significant presence. In these countries, we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past, and in most of these countries we face established competitors with significantly more operating experience in those locations.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our ability to effectively and timely implement processes and policies across our diverse operations and employee base, and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts and improper payments.
In addition, sudden disruptions in business conditions as a consequence of events such as terrorist attacks, war or other military action or the threat of further attacks, pandemics or other crises or vulnerabilities or as a result of natural disasters, adverse weather conditions or climate changes, may have an impact on consumer spending in one or more regions, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Additional tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our financial condition and results of operations.
The U.S. and the other countries in which our products are manufactured or sold have imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to manufacture or package our products and the sale of finished products. For example, in 2018, the E.U. imposed tariffs on certain prestige category products imported from the U.S., which impact the sale in the E.U. of certain of our products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China since 2019 have impacted materials we import for use in manufacturing or packaging in the U.S. In addition, since early 2025, the U.S. administration has announced a series of additional tariffs on products from countries worldwide, including products manufactured in the E.U. and in China. Although some of these tariffs have been paused or reduced, there is significant uncertainty as trade negotiations are ongoing and outcomes are unpredictable. Measures to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of our sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase our costs and delay our time to market or decrease sales. For a further discussion of our estimated impact of tariffs, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Global Economic Landscape and Business Impact”.
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
We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. For example, in the United States the Tax Cuts and Jobs Act of 2017 made broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and in July 2025, the U.S. government enacted further tax reforms that extended or made permanent many of the corporate tax changes arising under the Tax Cuts and Jobs Act passed in 2017. Additional significant changes in tax laws and regulations could be enacted in the future. U.S. and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, digital taxes, global minimum taxes (such as the Pillar Two framework agreed to by members of the Organization for Economic Cooperation and Development which has been adopted in many jurisdictions), country-by-country reporting, and transactions between affiliated companies. Such changes may negatively impact our effective tax rate and may increase tax compliance and reporting costs, and our future income tax provisions could increase or be adversely affected by changes in the mix of income earned or losses incurred in jurisdictions with differing statutory rates, changes in the valuation of our deferred tax assets or liabilities, successful challenges to our tax positions or by other factors.

Risks related to our Indebtedness.
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
Agreements that govern our indebtedness, including our credit agreement (as amended, the “2018 Coty Credit Agreement”), and the indentures governing our senior secured notes, impose significant operating and financial restrictions on our activities. These restrictions may limit or prohibit our ability and the ability of our restricted subsidiaries to, among other things:
•incur indebtedness or grant liens on our property;
•dispose of assets or equity;
•make acquisitions or investments;
•make dividends, distributions or other restricted payments;
•effect affiliate transactions;
•enter into sale and leaseback transactions; and
•enter into mergers, consolidations or sales of substantially all of our assets and the assets of our subsidiaries.
In addition, we are required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement on a quarterly basis. For a further description of the 2018 Coty Credit Agreement and the covenants thereunder, as well as the indentures governing our senior secured notes, please refer to Note 12, “Debt” in the notes to our Consolidated Financial Statements.
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
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior secured notes and the 2018 Coty Credit Agreement, and to meet our deleveraging objectives. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior secured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. The terms of the indentures governing our senior secured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. Our ability to restructure or refinance our debt, including our senior secured notes maturing in April 2026, will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Recent refinancings of our debt have resulted, and future refinancings or modifications of our debt, could result in higher interest rates and may require us to comply with more onerous covenants or reduce our borrowing capacity, which could further restrict our business operations. For example, the refinancing of certain portions of our debt in 2021 resulted in higher interest rates applicable to the newly issued senior secured notes, in part due to prevailing macroeconomic conditions and a decline in our credit ratings since our previous refinancing transactions in 2018. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior secured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, as well as the trading price of our securities, and may impact our ability to satisfy our obligations in respect of our senior secured notes and the 2018 Coty Credit Agreement.
Our variable rate indebtedness subjects us to interest rate risk, which could cause certain debt service obligations to increase.
Borrowings under the 2018 Coty Credit Agreement, as well as certain payments under our forward repurchase contracts, are at variable rates of interest and expose us to interest rate risk. In the past, inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We do not maintain interest rate swaps with respect to our variable rate exposures.
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
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, and, as demonstrated by the impacts of regional wars and armed conflicts, such as in Ukraine and in the Middle East, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences, and global economic activity has been in decline as a result of higher levels of unemployment, unprecedented levels of inflation, rising interest rates, recessionary conditions and geopolitical conditions including the war in Ukraine and/or the armed conflicts in the Middle East. While prestige fragrances and skin care categories have experienced strong growth, declines in the retail mass color cosmetics, mass nail and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, political and economic developments in the U.S., the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including increases in tariffs and uncertainties about future tariff scenarios). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
Abrupt political change, terrorist activity, and armed conflict, such as the ongoing war in Ukraine and/or the armed conflicts in the Middle East and any escalation or expansion thereof, pose a risk of further general economic disruption in affected regions. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional and global markets (due to sanctions, tariffs or otherwise), hiring, and profitability. For example, changes in the regulatory environment in China or geopolitical tensions impacting trade or operations in China could impact our growth strategy. Any of these changes may negatively impact our revenues.
In addition, our sales are affected by the overall level of consumer spending. The general level of consumer spending is affected by a number of factors, including general economic conditions (including potential recessions in one or more significant economies), inflation, interest rates, government policies that affect consumers (such as those relating to medical insurance or income tax), energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary and other items and services, including beauty products, tend to decline during recessionary periods, periods of high inflation and otherwise weak economic environments, when disposable income is lower. A decline in consumer spending would likely have a negative impact on our direct sales and could cause financial difficulties at our retailer and other customers. If consumer purchases decrease, we may not be able to generate enough cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms or at all. The financial difficulties of a customer or retailer could also cause us to curtail or eliminate business with that customer or retailer. We may also decide to assume more credit risk relating to the receivables from our customers or retailers, which increases the possibility of late or non-payment of receivables. Our inability to collect receivables from a significant retailer or customer, or from a group of these customers, could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities. If a retailer or customer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s or customer’s inventory of our products to protect brand equity. These risks have been, and may continue to be, amplified by the war in Ukraine, the armed conflicts in the Middle East, and related geopolitical conditions.
Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by geopolitical events, could adversely affect our business, results of operations and financial condition.
We experienced considerable price inflation in costs for labor, materials and services during fiscal 2022 and fiscal 2023. If inflationary pressures resume, we may not be able to pass through inflationary cost increases, and we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. The war in Ukraine and/or the armed conflicts in the Middle East and prolonged geopolitical conflict globally may continue to result in increased price inflation, escalating energy and commodity prices and increasing costs of materials and services (together with shortages or inconsistent availability of materials and services), which may also have the effect of heightening many of our other risks, such as those relating to cyber security, supply chain disruption, volatility in prices and market conditions, our ability to forecast demand, and our ability to successfully implement our global business strategies, any of which could negatively affect our business, results of operations and financial condition.

Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of global and regional economic conditions, the war in Ukraine and/or the armed conflicts in the Middle East and related geopolitical conditions, could make future financing or refinancing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.
Exchange rate fluctuations have affected and may in the future affect our results of operations, financial condition, reported earnings, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required by our operations. The currencies to which we are exposed include the euro, the British pound, the Chinese yuan, the Argentine peso, the Polish zloty, the Brazilian real, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar would decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies would result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the various relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar would tend to negatively impact our financial condition and results of operations. Our efforts to hedge certain exposures to foreign currency exchange rates arising in the ordinary course of business may not successfully hedge the effect of such fluctuations.
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
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages. Some of these actions may also adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business and the Hypermarcas Brands that were previously outside our control and that we are now independently addressing, as well as retained liabilities relating to divested businesses, which may result in unanticipated or new liabilities. We also are involved in numerous lawsuits involving product liability issues, mostly involving allegations related to alleged asbestos in our talc-based cosmetic products, allegedly leading to mesothelioma. While we believe that we have valid defenses to these lawsuits, these risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which (including legal fees) cannot be predicted with certainty, will arise from time to time. In particular, the potential impact of talc-related litigation is highly uncertain, as nationwide trial results in similar cases filed against Coty and other manufacturers or retailers of cosmetic talc products have ranged from outright dismissals to very large settlements and jury awards of both compensatory and punitive damages. Additionally, our continued production and sale of talc-based cosmetic products could in the future subject us to additional legal claims related to the sale of one or more of our talc-based cosmetics products, including potential governmental inquiries, investigations, claims and consumer protection cases from state attorneys general. Any negative resolution of litigation to which we are subject to could have an adverse effect on our business, prospects, financial condition, results of operations and cash flows.
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2020 tax periods. Although we are seeking favorable administrative and judicial decisions on the related tax enforcement actions, we may not be successful. For example, in connection with a Goiás State tax ICMS assessment received in August 2020, we received unfavorable rulings in fiscal 2024 in a related judicial case about an additional claim for fees over the tax incentive, which we have appealed to the Superior Court of Justice for review and are awaiting a decision. See Note 22— Legal and Other Contingencies for more information regarding our potential tax obligations in Brazil.
Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to intellectual property, marketing, antitrust and competition, product liability, restrictions or requirements related to product content or formulation, labeling and packaging (including end-of-product-life responsibility), corruption, the environment or climate change (including increasing focus on the climate, water and waste impacts of operations and products), shifts in immigration and work permit policies, privacy, data protection, taxes, tariffs, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results as well as the trading price of our securities. See “—We are subject to risks related to our international operations”. In addition, increasing governmental and societal attention to environmental, social and governance matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, biodiversity, emerging technologies, human capital, labor, supply chain, and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, our reputation and our business results could be adversely impacted.
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the financial contributions of such acquisitions at least in the periods in which such liability is incurred or requires operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, the Hypermarcas Brands and the Burberry fragrance business, and the joint venture with Kylie Jenner. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. In addition, in 2022 and 2023 we entered into forward repurchase transactions to begin hedging for a potential $200 million repurchase under our stock repurchase program planned for the end of 2024, an additional potential $196 million repurchase under our stock repurchase program planned for the end of 2025 and an additional potential $294 million repurchase planned for 2026. In February 2024, we elected to physically settle one of the forward repurchase contracts for a cash payment of $200.0 in exchange for 27.0 million shares of our Class A Common Stock. Our decision to physically settle the outstanding forward repurchase contracts on their existing terms, or to extend the maturity or unwind such transactions, will depend on a variety of factors including market conditions and our capital allocation priorities and internal cash management considerations at the time. These forward repurchase transactions expose us to additional risks related to the price of our common stock, including potential true-up payments in cash upon specified changes in the price of our common stock. Declines in the price of our common stock during fiscal 2025 resulted in the payment of $191.1 in connection with these true-up obligations.
JAB Beauty B.V. (“JAB”) and its affiliates beneficially own approximately 54% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
JAB Holdings B.V. (“JABH”), through an affiliate, JAB Beauty B.V., may be deemed to beneficially own approximately 54% of the outstanding shares of our Class A Common Stock (inclusive of all voting interests of Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf). As a result, JABH has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABH. Accordingly, JAB has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
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
We are a “controlled company” within the meaning of the NYSE rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies.”
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
Our Board of Directors also has a dedicated Cybersecurity Special Committee that is empowered to manage the Company’s response to major cybersecurity incidents and enable the integration of crisis management and business continuity processes. The Cybersecurity Special Committee, led by our Chief Information, Digital Innovation and Business Services Officer and two Board members (including the Chair of the AFC), consists of executive members from various corporate functions, including information technology, digital operations, corporate affairs, legal, compliance, human resources and finance. Outside cybersecurity experts periodically present to the Board on topics related to information security, data privacy and cyber risks and mitigation strategies.

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
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2025. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use	Segment
Amsterdam, Netherlands (leased)	Corporate	Corporate
New York, New York, U.S. (leased)	Corporate/Commercial	Corporate / Consumer Beauty
Paris, France (2 locations) (leased)	Corporate/Commercial	Corporate / Prestige
Singapore, Singapore (leased)	Corporate/Commercial	Corporate
Barcelona, Spain (leased)	Corporate/Supply Chain	Corporate
Ashford, England (land leased, building owned)	Manufacturing	Consumer Beauty
Chartres, France (owned)	Manufacturing	Prestige
Granollers, Spain (owned)	Manufacturing	Prestige
Hunt Valley, U.S. (owned)	Manufacturing	Consumer Beauty
Monaco, Monaco (leased)	Manufacturing /R&D	Prestige
Sanford, North Carolina, U.S. (owned)	Manufacturing	Prestige
Senador Canedo, Brazil (owned)	Manufacturing	Consumer Beauty
Morris Plains, New Jersey, U.S. (leased)	R&D	All segments

Item 3. Legal Proceedings.
For information on our legal matters, see Note 22—Legal and Other Contingencies in the notes to our Consolidated Financial Statements.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “COTY.” It is also listed on the Euronext Paris Professional Segment.
Stockholders of Record
As of June 30, 2025, there were 565 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indentures relating to our senior secured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 12—Debt in the notes to our Consolidated Financial Statements.
Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2025 Peer Group (b)

$300
$250
$200
$150
$100
$50
$0
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Mar 31, 2021
Jun 30, 2021
Sep 30, 2021
Dec 31, 2021
Mar 31, 2022
Jun 30, 2022
Sep 30, 2022
Dec 30, 2022
Mar 31, 2023
Jun 30, 2023
Sep 30, 2023
Dec 30, 2023
Mar 31, 2024
Jun 30, 2024
Sep 30, 2024
Dec 31, 2024
Mar 31, 2025
Jun 30, 2025
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2020.
(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Beiersdorf AG, Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2020, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of the measurement period for purposes of arriving at a Peer Group average.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(d) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options (a)	3,387,901	$13.89
Restricted Stock Units (a)	18,899,123	N/A
Performance Restricted Stock Units (e)	15,213,772	N/A
Subtotal	37,500,796	—	43,643,012
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)	1,000,000	N/A
Phantom Units (c)	349,432	N/A
Subtotal	1,349,432	—	—
Total	38,850,228		43,293,580

N/A is not applicable.
(a) For information about Options and Restricted Stock Units, see Note 20—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements.
(b) On March 27, 2017, a Series A Preferred Stock subscription agreement was entered into with Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder was entitled to exchange the vested shares after the fifth anniversary of the date of issuance. This exchange right expired on March 27, 2024. The Company has the right to redeem the Series A Preferred Stock (1.0 million shares) at a redemption price of $0.01 per share. The Company plans to redeem these shares of Series A Preferred Stock in accordance with their terms.
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
Issuer Purchases of Equity Securities
In February 2024, we elected to physically settle one of our forward repurchase contracts, authorized under our repurchase program, for a cash payment of $200.0 in exchange for 27.0 million shares of our Class A Common Stock. For additional information on our Share Repurchase Program and our forward repurchase contracts, see Note 21—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements. No shares of Class A Common Stock were repurchased during the fiscal year ended June 30, 2025.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes included elsewhere in this document. When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” for a discussion on the uncertainties, risks and assumptions associated with these statements as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. Actual results may differ materially and adversely from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to protecting the planet. We have sharpened our priorities to capitalize on structural tailwinds in the fragrance market. We are leveraging our leadership in fragrance innovation, licensing, and manufacturing to expand across price points, from mass to ultra-premium and across scenting formats. With slower growth in China’s beauty market, we have shifted focus to a broader set of emerging markets and the U.S. In Consumer Beauty, we aim to improve performance and profitability through agile innovation, social media advocacy, and expansion into body mists and masstige fragrances. Skincare remains a strategic focus, but achieving scale takes time, and we will pursue this while remaining very mindful of the investment demand. We also continue to advance key sustainability priorities.

Strategic Progress

We have been making progress on our strategic priorities. In Consumer Beauty, we have implemented the relaunch of our top brands. We are now focusing on diversifying our business by overdriving mass fragrances and adjacencies, while accelerating our color cosmetics business through digital advocacy, channel diversification and on-trend innovation, all of which is intended to step change our Consumer Beauty profitability. In Prestige, we are accelerating our fragrance business with exceptional new launches and franchise-building extensions, expanding our premium and ultra-premium category portfolio, extending into the rapidly growing fragrance mist adjacency with multiple brands, while also enhancing the assortment of our Prestige cosmetic products. We are continuing to thoughtfully expand our skincare portfolio (which contributed a mid-single digit percentage of our fiscal 2025 net revenue). We continue to expand our e-commerce capabilities across our portfolio, through online launches, our digital advocacy strategy and active participation in key online shopping events. We are adjusting our strategy in step with the beauty market evolution. Our aim is to continue expanding our footprint and diversifying into a limited number of structurally profitable and growing beauty categories and geographic markets at scale. We are leveraging and overdriving our leadership position and best-in-class capabilities in global fragrances to fuel strong expansion— with fragrances already constituting more than 65% of our fiscal 2025 net revenues and an even larger portion of our profits.

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
Global Economic Landscape and Business Impact
Our products are marketed, sold and distributed in approximately 123 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. In particular, challenging economic conditions in China have had, and are expected to continue to have, an impact on our strategic initiatives including our growth agenda in the region for Prestige products and our skincare growth priorities. We remain attentive to economic and geopolitical conditions that may materially impact our business. We also continue to monitor and take actions to address the impact to our Consumer Beauty brands in China.
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. In response, we have evaluated more diversified sourcing strategies, strategic pricing adjustments and cost-reduction initiatives to help offset these pressures and protect our profitability. We are optimizing our supply chain to enhance resilience and agility in response to changing tariff environments. We have successfully transitioned mass fragrance production—including key brands such as Adidas, Origen, and Nautica—as well as fragrance mists to our U.S. manufacturing site. Additional transfers of entry-level prestige fragrance products are planned for early in the third quarter of fiscal 2026, further optimizing U.S. capacity.

In the short term, we are accelerating dual sourcing for all entry-level prestige products by leveraging regional input materials, and future launches will be developed with dual production capabilities. We expect that any increases in our cost of goods sold will be balanced with minimal price adjustments to ensure competitiveness. On a longer-term basis, we are evaluating expanded regionalization strategies, including potential additional U.S. investments. We will also continue to collaborate with external partners to strengthen our domestic manufacturing capabilities, supporting our goal of a robust, U.S.-based supply chain.

We estimate additional costs related to tariff increases to be around approximately $70.0 before any mitigating actions taken by the Company. We expect that certain non-price related mitigating actions will offset $15.0-$20.0 of the impact from tariffs. The vast majority of these costs are expected to be incurred in fiscal 2026, based on analyses of announcements made by the U.S. administration including those on April 2, 2025 and on August 1, 2025, as well as announcements by U.S. trade partners. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

Market Trends and Sales Performance
Changing market trends continue to impact sales of our products across and within product categories and geographic regions.

•Fragrances: We believe fragrances will remain a structurally advantageous category, supported by beauty category-leading brand loyalty, strong consumer demand, increasing usage, broader price points and formats, and expanding global penetration. In fiscal 2025, our fragrance category experienced low-single digit percentage net revenue growth compared to the previous fiscal year, driven by high-single digit percentage, but decelerating, growth in the overall fragrance market. Net revenues from prestige fragrances increased by a low-single digit percentage in fiscal 2025, reflecting a deceleration in growth compared to the prior year, as the contribution from our fragrance innovation this fiscal year was more moderate than the contribution from major innovations in the previous fiscal year. With a slate of new launches scheduled for fiscal 2026 and beyond, we believe that our prestige fragrances are strategically positioned to achieve sustained growth and strong momentum across key markets. Within our Consumer Beauty segment, we are planning exciting new fragrance launches and strategic retail partnerships, expanding our mass fragrance presence into value segments. By innovating with leading brands and leveraging high-performing digital channels, we believe we are well positioned to build awareness and fuel demand.
•Color Cosmetics: Our net revenues from mass color cosmetics declined by low-double digits percentage during the same period due to a weakening in market demand, particularly in the United States and in several European markets. Our net revenues from prestige color cosmetics declined by a double-digits percentage, impacted by economic conditions in Asia affecting a key brand in the region.
•Skin and Body Care: Our skincare portfolio contributed a mid-single digit percentage of our fiscal 2025 net revenue. Competitive pricing actions in Brazil negatively impacted demand for certain of our deodorant brands leading to a high-double digit percentage decline in our body care net revenues during fiscal 2025, despite positive trends in the overall mass body care market. Positive, but decelerating, market trends in Brazil have supported volumes in the overall Consumer Beauty business, despite having a negative impact on the segment’s gross and operating margins.
•Geographic Regions: Net revenue in the Americas declined by a high-single digit percentage during fiscal 2025, driven by softness within the color cosmetics market in the United States. Net revenue from EMEA increased by a low-single digit percentage due to decelerating growth across most European markets. Net revenue in the Asia Pacific region declined by a high-single digit percentage in fiscal 2025, impacted by continued economic challenges in China affecting certain of our brands, and a decline in sales in the Asia Travel Retail channel. Asia Travel Retail channel sales were negatively affected by regulatory restrictions in Asia aimed at formalizing cross-border shopping, which reduced daigou (surrogate shopping) purchases.
We expect that some of the market trends may continue into fiscal 2026.

Financial Outlook

We expect that our reported net revenue for the first half of fiscal 2026 will decline in the low-single digit percentage versus the prior year, which includes an estimated low-single digit percentage benefit from foreign exchange. We anticipate that our first half fiscal 2026 gross margin will be pressured as a result of lower sales as well as the net impact from tariffs, with some easing in the second half fiscal 2026 as a result of mitigation efforts. We are re-accelerating our cost reduction efforts across to deliver savings of approximately $80.0 in fiscal 2026. We expect that our reported net revenue for the second half fiscal 2026 will return to growth versus the prior year, supported by major launches across both our Prestige and Consumer Beauty segments and more favorable comparisons.

Selected Financial Data

(in millions, except per share data)	Year Ended June 30,
	2025	2024	2023

Net revenues	$5,892.9	$6,118.0	$5,554.1
Gross profit	3,820.9	3,939.2	3,547.3
Restructuring costs	76.7	36.7	(6.5)
Asset impairment charges	212.8	—	—
Operating income	241.1	546.7	543.7
Interest expense, net	214.2	252.0	257.9
Other expense (income), net	371.7	90.2	(419.0)
(Loss) income before income taxes	(344.8)	204.5	704.8
Provision for income taxes	5.4	95.1	181.6
Net (loss) income	(350.2)	109.4	523.2
Net (loss) income attributable to Coty Inc.	$(367.9)	$89.4	$508.2

Amounts attributable to Coty Inc.:
Net (loss) income attributable to common stockholders	$(381.1)	$76.2	$495.0
Per Share Data:
Net income attributable to Coty Inc. per common share:
Basic income for Coty Inc.	$(0.44)	$0.09	$0.58
Diluted income for Coty Inc.	$(0.44)	$0.09	$0.57
Weighted-average common shares
Basic	870.9	874.4	849.0
Diluted	870.9	883.4	886.5

(in millions)	Year Ended June 30,
	2025	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$492.6	$614.6	$625.7
Net cash used in investing activities	(128.4)	(226.2)	(118.2)
Net cash used in financing activities	(426.8)	(336.7)	(469.3)

(in millions)	As of June 30,
	2025	2024	2023
Consolidated Balance Sheets Data:
Cash and cash equivalents	$257.1	$300.8	$246.9
Total assets	11,907.7	12,082.5	12,661.6
Total debt	4,008.4	3,913.7	4,281.6
Total Coty Inc. stockholders’ equity	3,542.7	3,827.1	3,811.1

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for Coty Inc. including Adjusted operating income (loss), Adjusted EBITDA, Adjusted net income (loss), and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Adjusted operating income/Adjusted EBITDA excludes restructuring costs and business structure realignment programs, amortization, acquisition- and divestiture-related costs and acquisition accounting impacts, stock-based compensation, and asset impairment charges and other adjustments as described below. For adjusted EBITDA, in addition to the preceding, we exclude adjusted depreciation as defined below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and implement divestitures of components of our business, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense items, as described below, and the related tax effects of each of the items used to derive Adjusted net income as such charges are not used by our management in assessing our operating performance period-to-period.
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
•Gain or loss on sale and early license termination: We have excluded the impact of gain or loss on sale and early license termination as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of the sale and early license termination.
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

Constant Currency
We operate on a global basis, with the majority of our net revenues generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, to supplement financial results presented in accordance with GAAP, certain financial information is presented in “constant currency,” excluding the impact of foreign currency exchange translations to provide a framework for assessing how our underlying businesses performed excluding the impact of foreign currency exchange translations. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current and prior-period results for entities reporting in currencies other than U.S. dollars into U.S. dollars using prior year foreign currency exchange rates. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate, or for the impacts of hyperinflation. The constant currency information we present may not be comparable to similarly titled measures reported by other companies.
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

Period of acquisition, divestiture, termination, or market exit	Acquisition, divestiture, termination, or market exit	Impact on basis of 2025/2024 presentation	Impact on basis of 2024/2023 presentation
Third quarter fiscal 2023	Market Exit from Russia	N/A	First and second quarters fiscal 2023 net revenue excluded.
Third quarter fiscal 2024	Termination: Lacoste	First and second quarters fiscal 2024 net revenue excluded.	Third and fourth quarters fiscal 2023 net revenue excluded.
When used herein, the term “Acquisitions,” “Divestitures,” “Terminations,” and “Market Exit,” refer to the financial contributions of the related acquisitions or divestitures, early license terminations, and market exits shown above, during the period that is not comparable as a result of such acquisitions or divestitures, early license terminations, and market exits.

NET REVENUES
Consolidated Fiscal 2025 as Compared with Fiscal 2024
In fiscal 2025, net revenues decreased 4%, or $225.1, to $5,892.9 from $6,118.0 in fiscal 2024. Excluding net revenue from the first half of the prior period from Lacoste, net revenues decreased 3% or $196.5 to $5,892.9 from $6,089.4, reflecting a decrease in unit volume of 2%, and a negative foreign currency exchange translation impact of 1%. The overall decrease in net revenues reflects declines within color cosmetics across both our Prestige and Consumer Beauty segments— primarily due to negative market trends in the United States, China, and across several European markets— and as a result of a decline in the Travel Retail Asia channel due to regulations impacting surrogate shopping purchases. The decline can also be attributed to mass body care in Brazil— primarily due to competitive pricing action in the Brazilian deodorant market— and from prestige skincare due to negative performance from certain brands. These declines were partially offset by growth in our prestige and mass fragrance categories due to the positive, but decelerating, market trends in most major markets and geographical expansion of certain brands. Net revenues declined in the Americas and Asia Pacific but grew within Europe, the Middle East and Africa (EMEA) region.
Digital and e-commerce channel sales declines also contributed to the decrease in net revenues.

Consolidated Fiscal 2024 as Compared with Fiscal 2023
In fiscal 2024, net revenues increased 10%, or $563.9, to $6,118.0 from $5,554.1 in fiscal 2023. Excluding net revenue from the first half of the prior period from Russia and the second half of the prior period from Lacoste, net revenues increased 12% or $654.3 to $6,118.0 from $5,463.7, reflecting a positive price and mix impact of 9%, an increase in unit volume of 2%, and a positive foreign currency exchange translation impact of 1%. The overall increase in net revenues reflects growth in our prestige fragrance category due to the continued success of fragrance brands, specifically Burberry, Hugo Boss, Calvin Klein, Gucci, Chloe, Davidoff, Joop, and Marc Jacobs, as well as innovation from the launches including Marc Jacobs Daisy Wild and Cosmic Kylie Jenner, and positive performance in the prestige cosmetics category. The overall increase in net revenues for the Consumer Beauty segment was due to positive performance in the color cosmetics category specifically from Rimmel Manhattan and Risque, mass fragrance category specifically from David Beckham and Bruno Banani, and the skin and body care categories in Brazil, specifically from Monange, Paixao and Bozzano.
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
Digital and e-commerce channel sales growth also contributed to the increase in net revenues.

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
NET REVENUES
Prestige	$3,820.2	$3,857.3	$3,420.5	(1%)	13%
Consumer Beauty	2,072.7	2,260.7	2,133.6	(8%)	6%
Total	$5,892.9	$6,118.0	$5,554.1	(4%)	10%
Prestige
In fiscal 2025, net revenues in the Prestige segment decreased 1%, or $37.1 to $3,820.2 from $3,857.3 in fiscal 2024. Excluding net revenue from the first half of the prior period from Lacoste, net revenues remained relatively flat or decreased $8.5 to $3,820.2 from $3,828.7, reflecting a positive price and mix impact of 3% (primarily due to positive pricing impact as a result of prior year period price increases and in line with overall premiumization strategy), partially offset by a decrease in unit volume of 3% (primarily due to negative performance for prestige cosmetics brands) The decrease in net revenues primarily reflects:
•Prestige cosmetic sales declines of $55.3, primarily due to declines in sales volumes in the Asia Travel Retail channel from Gucci makeup and as a result of regulations impacting the surrogate shopping purchases, and declines in sales from Kylie makeup as a result of less innovations and negative market trends in the category; and
•Prestige skincare sales declines of $18.1, primarily due to negative performance from philosophy.
These decreases were partially offset by:
•Prestige fragrance sales growth of $64.9, due to successful performance from the existing fragrance lines of Burberry, Gucci, Chloe, and Hugo Boss. In addition, continued brand innovation such as Gucci Flora Gorgeous Orchid, Burberry Goddess Intense, Boss Bottled Absolu, Chloe Signature Intense, Kylie Cosmic 2.0, and Burberry Hero EDP Intense contributed to the category sales growth. The category sales growth was partially offset by declines in Calvin Klein due to a reduction in certain channel sales and tight inventory management from certain retailers, declines in Tiffany & Co. as a result of negative performance and no innovation in the current period, declines in philosophy resulting from negative performance, as well as due to the expiration of the Roberto Cavalli license in the prior year. The overall category sales growth from existing brands can also be attributed to positive, but decelerating, market trends in most major markets.

In fiscal 2024, net revenues in the Prestige segment increased 13%, or $436.8, to $3,857.3 from $3,420.5 in fiscal 2023. Excluding net revenue from the first half of the prior period from Russia and the second half of the prior period from Lacoste, net revenues increased 15% or $508.5 to $3,857.3 from $3,348.8, reflecting a positive price and mix impact of 8% (primarily due to the positive pricing impact as a result of price increases and in line with overall premiumization strategy), an increase in unit volume of 6% (primarily due to successful innovations and positive trends in the prestige fragrance category in many markets), and positive foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $476.9, primarily due to the continued success of Burberry Goddess, Classic, Her and Hero, Hugo Boss, Boss Bottled and Boss the Scent, Calvin Klein One, Euphoria, and Eternity, Gucci Guilty and Flora, Chloe Nomade and Signature, Marc Jacobs Daisy Wild, Davidoff Cool Water, and Joop Homme, as well as continued brand innovation within the Gucci Flora franchise and Cosmic Kylie Jenner. Prestige fragrance sales grew in major markets such as the United States, Germany, Australia, and Spain as well as through travel retail channel sales across all regions. This growth was partially offset by lower net revenues for the Lacoste brand in the first six months of fiscal 2024, which was primarily due to the early license termination resulting in a wind down of sales through the end of the second quarter; and no net revenues for the Bottega Veneta brand in fiscal 2024 due to the ending of our licensing arrangement where sales of the brand ended in fiscal 2023; and
•Prestige cosmetic sales growth of $24.5, primarily due to brand innovation from Kylie Cosmetics.
Consumer Beauty
In fiscal 2025, net revenues in the Consumer Beauty segment decreased 8%, or $188.0, to $2,072.7 from $2,260.7 in fiscal 2024, reflecting a negative price and mix impact of 3% (primarily due to higher returns and discounts and promotions in the current period), a negative foreign currency exchange translation impact of 3% (primarily driven by the weakening of the Brazilian Real versus the U.S. dollar), and a decrease in unit volume of 2% (primarily due to negative performance for color cosmetics and body care brands, despite volume increases from most product categories in Brazil). The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $161.7, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Covergirl, Sally Hansen, and Rimmel. Negative market trends for color cosmetics in several European markets also impacted net revenues from Max Factor, Bourjois, and Rimmel. Category net sales declines were also impacted by increased discounts and promotions compared to the prior period; and
•Mass body care sales declines of $61.4, primarily due to declines in sales volumes from Monange in Brazil due to competitive pricing action in the deodorant market and adidas due to declines in sales volumes in Mexico and Brazil.
These decreases were partially offset by:
•Mass fragrance sales growth of $27.9, due to geographical expansion of existing products from Nautica into growth-engine markets and brand innovation such as adidas Vibes; and
•Mass skincare sales growth of $7.2.
In fiscal 2024, net revenues in the Consumer Beauty segment increased 6%, or $127.1, to $2,260.7 from $2,133.6 in fiscal 2023. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 7% or $145.8 to $2,260.7 from $2,114.9, reflecting a positive price and mix impact of 5% (primarily due to the positive pricing impact as a result of price increases), an increase in unit volume of 1% (primarily due to increases from Brazilian brands offsetting decreases in volumes in most other markets), and a positive foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Color cosmetics sales growth of $51.4, primarily due to the continued success of Rimmel Manhattan which saw continued brand innovation, such as Lasting Finish foundation and Thrill Seeker mascara, and Risque due to strong category momentum in Brazil and positive pricing impact, despite a category slowdown in the U.S.;
•Mass fragrance sales growth of $46.3, due to the continued success from the re-launch of David Beckham Instinct in fiscal 2024 and success of Bruno Banani; and
•Skin and body care sales growth of $44.6, due to the continued success of Brazilian brands Monange, Bozzano, and Paixao benefiting from strong category momentum and positive pricing impact. This growth was partially offset by lower sales volume for adidas primarily as a result of category slowdown in China which resulted in higher trade inventory levels.

COST OF SALES
In fiscal 2025, cost of sales decreased 5%, or $106.8, to $2,072.0 from $2,178.8 in fiscal 2024. Cost of sales as a percentage of net revenues decreased to 35.2% in fiscal 2025 from 35.6% in fiscal 2024 resulting in a gross margin percentage increase of approximately 40 basis points, primarily reflecting:
(i)approximately 40 basis points related to a decrease in excess and obsolescence costs; and
(ii)approximately 20 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization.

The above reflects a positive impact from pricing net of inflation of approximately 70 basis points. Despite an overall improvement, our gross margin percentage was negatively impacted by an increase in discounts and promotions— which rose by approximately 100 basis points. This increase negatively impacted cost of sales absorption, including excess and obsolescence costs as well as manufacturing and material costs previously discussed.
In fiscal 2024, cost of sales increased 9%, or $172.0, to $2,178.8 from $2,006.8 in fiscal 2023. Cost of sales as a percentage of net revenues decreased to 35.6% in fiscal 2024 from 36.1% in fiscal 2023 resulting in a gross margin percentage increase of approximately 50 basis points primarily reflecting:
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2025, selling, general and administrative expenses decreased 2%, or $59.0, to $3,103.4 from $3,162.4 in fiscal 2024. Selling, general and administrative expenses as a percentage of net revenues increased to 52.7% in fiscal 2025 from 51.7% in fiscal 2024, or approximately 100 basis points. This increase was primarily due to:
(i)120 basis points primarily due to the loss on the termination of the KKW Collaboration Agreement in the current period;
(ii)120 basis points primarily due to an increase in administrative costs as a percentage of net revenues;
(iii)30 basis points due to an increase in other general expenses; and
(iv)20 basis points due to unfavorable transactional impact from our exposure to foreign currency as a percentage of net revenues.
These increases were partially offset by the following decreases:
(i)150 basis points due to a decrease in discretionary compensation expense for employees; and
(ii)60 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
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
OPERATING INCOME (LOSS)
In fiscal 2025, operating income was $241.1 compared to income of $546.7 in fiscal 2024. Operating income as a percentage of net revenues decreased to 4.1% in fiscal 2025 as compared to Operating income as a percentage of net revenues of 8.9% in fiscal 2024. The decreased operating margin is largely driven by the asset impairment charges (approximately 360 basis points), a loss on the termination of the KKW Collaboration Agreement (approximately 120 basis points), higher restructuring costs in the current period (approximately 70 basis points), an increase in unfavorable transactional impact from our exposure to foreign currency (approximately 20 basis points), and an increase in other general expenses (approximately 20 basis points), partially offset by a decrease in stock-based compensation expense (approximately 60 basis points) primarily related to a reduction in expense with a prior year’s grant made to the CEO, lower cost of goods sold as a percentage of net revenues (approximately 40 basis points) and a decrease in fixed costs as a percentage of net revenues (approximately 20 basis points) primarily related to decreased discretionary compensation for employees offsetting increased administrative costs. In addition, a greater proportion of total sales came from higher margin Prestige brands in the current year which positively benefited our operating margin.
In fiscal 2024, operating income was $546.7 compared to income of $543.7 in fiscal 2023. Operating income as a percentage of net revenues decreased to 8.9% in fiscal 2024 as compared to Operating income as a percentage of net revenues of 9.8% in fiscal 2023. The worsened operating margin is largely driven by gains from the early termination of the Lacoste license in the prior year (approximately 200 basis points), higher restructuring costs as a percentage of net revenues (approximately 70 basis points), partially offset by lower stock-based compensation expense (approximately 100 basis points) primarily related to a reduction in expense recognize in connection with grants made to the CEO, lower cost of sales as a percentage of net revenues (approximately 50 basis points), lower amortization expense as a percentage of net revenues (approximately 30 basis points), and lower fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to non-people costs. In addition, the greater proportion of Consumer Beauty net revenues, including a greater proportion of revenues from our Brazilian business were from lower margin Brazil brands, compared to the prior year, negatively impacted our consolidated operating income margin.
Operating Income (Loss) by Segment

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
Operating income (loss)
Prestige	$580.6	$580.7	$483.7	—%	20%
Consumer Beauty	(127.4)	89.3	63.3	<(100%)	41%
Corporate	(212.1)	(123.3)	(3.3)	(72%)	<(100%)
Total	$241.1	$546.7	$543.7	(56%)	1%
Prestige
In fiscal 2025, operating income for Prestige was $580.6 compared to income of $580.7 in fiscal 2024. Operating margin improved to 15.2% of net revenues in fiscal 2025 as compared to 15.1% in fiscal 2024, driven primarily by lower costs of goods sold as a percentage of net revenues (approximately 100 basis points), lower fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to decreased discretionary compensation for employees offsetting increased administrative costs, partially offset by asset impairment charges (approximately 110 basis points) and an increase in other general expenses (approximately 20 basis points). Our prestige operating income margin was positively impacted by a higher proportion of net revenues generated by the higher margin fragrance brands.
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

Consumer Beauty
In fiscal 2025, operating loss for Consumer Beauty was $127.4 compared to income of $89.3 in fiscal 2024. Operating margin worsened to (6.1)% of net revenues in fiscal 2025 as compared to 4.0% in fiscal 2024, primarily driven by asset impairment charges (approximately 820 basis points), higher costs of goods sold as a percentage of net revenues (approximately 100 basis points), an increase in other general expenses (approximately 80 basis points), and higher advertising and consumer promotion expense as a percentage of net revenues (approximately 40 basis points), partially offset by lower fixed costs as a percentage of net revenues (approximately 40 basis points) primarily related to decreased discretionary compensation for employees offsetting increased administrative costs. Our Consumer Beauty operating margin was negatively impacted by a greater proportion of net revenues generated by the lower margin brands in Brazil compared to the prior year.
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
Operating loss for Corporate was $212.1, $123.3 and $3.3 in fiscal 2025, 2024 and 2023, respectively, as described under “Adjusted Operating Income (Loss) by Segment” below. The operating loss of $212.1 in fiscal 2025 increased in comparison to the prior year primarily driven by the loss on the termination of the KKW Collaboration Agreement of $71.0, $55.2 related to an increase in restructuring and business realignment costs in the current period, partially offset by a decrease of $38.8 in stock compensation expense in the current period.
The operating loss of $123.3 in fiscal 2024 primarily includes stock based compensation of $88.8 and restructuring and business realignment costs of $36.6.
The operating loss of $3.3 in fiscal 2023 includes stock-based compensation of $135.9, partially offset by gains related to the early termination of the Lacoste fragrance license of $104.4, gains related to the market exit in Russia of approximately $17.0, and gains on sale of real estate of $4.9.
Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss)
Prestige	$580.6	$192.6	$773.2
Consumer Beauty	(127.4)	207.1	79.7
Corporate	(212.1)	212.1	—
Total	$241.1	$611.8	$852.9

	Year Ended June 30, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss)
Prestige	$580.7	$153.7	$734.4
Consumer Beauty	89.3	39.7	129.0
Corporate	(123.3)	123.3	—
Total	$546.7	$316.7	$863.4

	Year Ended June 30, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss)
Prestige	$483.7	$151.4	$635.1
Consumer Beauty	63.3	40.4	103.7
Corporate	(3.3)	3.3	—
Total	$543.7	$195.1	$738.8

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
Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
Adjusted operating income and adjusted EBITDA provide investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating loss to adjusted operating income (loss) is presented below:

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
Net (loss) income	$(350.2)	$109.4	$523.2	<(100%)	(79%)
Net (loss) income margin	(5.9)%	1.8%	9.4%
Provision for income taxes	$5.4	$95.1	$181.6	(94%)	(48%)
(Loss) Income before income taxes	$(344.8)	$204.5	$704.8	<(100%)	(71%)
Interest expense, net	$214.2	$252.0	$257.9	(15%)	(2%)
Other expense (income), net	$371.7	$90.2	$(419.0)	>100%	>100%
Reported operating income	$241.1	$546.7	$543.7	(56%)	1%
Reported operating income margin	4.1%	8.9%	9.8%
Amortization expense	186.9	193.4	191.8	(3%)	1%
Restructuring and other business realignment costs	91.8	36.6	(6.3)	>100%	>100%
Stock-based compensation	50.0	88.8	135.9	(44%)	(35%)
Asset impairment charges	212.8	—	—	N/A	N/A
Early license termination and market exit costs	70.3	(0.5)	(121.4)	>100%	100%
Gains on sale of real estate	—	(1.6)	(4.9)	100%	67%
Total adjustments to reported operating income	611.8	316.7	195.1	93%	62%
Adjusted operating income	$852.9	$863.4	$738.8	(1%)	17%
Adjusted operating income margin	14.5%	14.1%	13.3%
Adjusted depreciation	228.8	227.7	234.0	—%	(3)%
Adjusted EBITDA	$1,081.7	$1,091.1	$972.8	(1%)	12%
Adjusted EBITDA margin	18.4%	17.8%	17.5%
In fiscal 2025, adjusted operating income was $852.9 compared to income of $863.4 in fiscal 2024. Adjusted operating margin increased to 14.5% of net revenues in fiscal 2025 as compared to 14.1% in fiscal 2024. In fiscal 2025, adjusted EBITDA was $1,081.7 compared to $1,091.1 in fiscal 2024. Adjusted EBITDA margin increased to 18.4% of net revenues in 2025 as compared to 17.8% in fiscal 2024.

In fiscal 2024, adjusted operating income was $863.4 compared to an income of $738.8 in fiscal 2023. Adjusted operating margin increased to 14.1% of net revenues in fiscal 2024 as compared to 13.3% in fiscal 2023. In fiscal 2024, adjusted EBITDA was $1,091.1 compared to $972.8 in fiscal 2023. Adjusted EBITDA margin increased to 17.8% of net revenues in 2024 as compared to 17.5% in fiscal 2023.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
Reported operating income	$580.6	$580.7	$483.7	—%	20%
Reported operating income margin	15.2%	15.1%	14.1%
Amortization expense	149.7	153.7	151.4	(3)%	2%
Asset impairment charges	42.9	—	—	N/A	N/A
Total adjustments to reported operating income	$192.6	$153.7	$151.4	25%	2%
Adjusted operating income	$773.2	$734.4	$635.1	5%	16%
Adjusted operating income margin	20.2%	19.0%	18.6%
Adjusted depreciation	111.4	105.2	110.5	6%	(5)%
Adjusted EBITDA	$884.6	$839.6	$745.6	5%	13%
Adjusted EBITDA margin	23.2%	21.8%	21.8%
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
Reported operating (loss) income	$(127.4)	$89.3	$63.3	<(100%)	41%
Reported operating (loss) income margin	(6.1)%	4.0%	3.0%
Amortization expense	37.2	39.7	40.4	(6)%	(2)%
Asset impairment charges	169.9	—	—	N/A	N/A
Total adjustments to reported operating income	$207.1	$39.7	$40.4	>100%	(2)%
Adjusted operating income	$79.7	$129.0	$103.7	(38)%	24%
Adjusted operating income margin	3.8%	5.7%	4.9%
Adjusted depreciation	117.4	122.5	123.5	(4)%	(1)%
Adjusted EBITDA	$197.1	$251.5	$227.2	(22)%	11%
Adjusted EBITDA margin	9.5%	11.1%	10.6%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
Reported operating loss	$(212.1)	$(123.3)	$(3.3)	(72)%	<(100%)
Reported operating (loss) margin	—%	—%	—%
Restructuring and other business realignment costs	91.8	36.6	(6.3)	>100%	>100%
Stock-based compensation	50.0	88.8	135.9	(44)%	(35)%
Early license termination and market exit costs	70.3	(0.5)	(121.4)	>100%	100%
Gains on sale of real estate	—	(1.6)	(4.9)	100%	67%
Total adjustments to reported operating income	212.1	123.3	3.3	72%	>100%
Adjusted operating loss	$—	$—	$—	N/A	N/A
Adjusted operating income margin	—%	—%	—%
Adjusted depreciation	—	—	—	N/A	N/A
Adjusted EBITDA	$—	$—	$—	N/A	N/A
Adjusted EBITDA margin	—%	—%	—%

Amortization Expense
In fiscal 2025, amortization expense decreased to $186.9 from $193.4 in fiscal 2024.
In fiscal 2024, amortization expense increased to $193.4 from $191.8 in fiscal 2023.
Restructuring and Other Business Realignment Costs
During the third quarter of fiscal 2025, we formulated a new plan, which was announced on April 24, 2025, to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027. We incurred approximately $5.0 of cash costs life-to-date as of June 30, 2025, which have been recorded in Corporate.
In fiscal 2025, we incurred restructuring and other business structure realignment costs of $91.8, as follows:
•We incurred restructuring costs of $76.7, of which $75.0 related to the Fixed Cost Reduction Plan, included in the Consolidated Statement of Operations; and
•We incurred business structure realignment costs of $15.1 which are reported in selling, general and administrative expenses and cost of sales, primarily related to the Fixed Cost Reduction Plan.
In fiscal 2024, we incurred a credit in restructuring and other business structure realignment costs of $36.6, as follows:
•We incurred restructuring costs of $36.7 primarily related to the Restructuring Actions, included in the Consolidated Statements of Operations and
•We incurred a credit in business structure realignment costs of $(0.1) which is reported in selling, general and administrative expenses.
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
Stock-based compensation
In fiscal 2025, stock-based compensation was $50.0 as compared with $88.8 in fiscal 2024. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In fiscal 2024, stock-based compensation was $88.8 as compared with $135.9 in fiscal 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Asset Impairment Charges
In fiscal 2025, we incurred $212.8 of asset impairment charges of which $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks, respectively, totaling $169.9 within the Consumer Beauty segment and $42.9 related to the Philosophy trademark within the Prestige Segment.
In fiscal 2024 and 2023, we did not incur any asset impairment charges.
For further detail as to the factors resulting in the asset impairment charges, see Note 9 —Goodwill and Other Intangible Assets, net to the Consolidated Financial Statements.
Early License Termination and Market Exit Costs
In fiscal 2025, we incurred a net loss of $71.0 related to the loss on the termination of the KKW Collaboration Agreement and recognized a gain of $(0.7) related to our decision to wind down our business in Russia.
In fiscal 2024, we recognized a gain of $(0.5) related to the early termination of a license and our decision to wind down our business in Russia.
In fiscal 2023, we recognized gains of $(121.4) related to the early termination of a license and our decision to wind down our business operations in Russia.
Gains on Sale of Real Estate
In fiscal 2025, we recognized no gains related to sale of real estate.
In fiscal 2024, we recognized gains of $1.6 related to sale of real estate, which was reported in Corporate.
In fiscal 2023, we recognized gains of $4.9 related to the sale of real estate, which was reported in Corporate.
INTEREST EXPENSE, NET
Net interest expense was $214.2, $252.0, and $257.9 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. In fiscal year 2025, the decrease in interest expense is primarily due to lower average debt balances in the current period, lower average interest rates primarily reflecting positive impact from cross-currency swaps in reducing interest expense, as well as due to lower losses on foreign exchange forward contracts on the Euro as compared to the prior year. In fiscal year 2024, the decrease in interest expense is primarily due to lower debt balances compared to fiscal 2023 despite higher interest rates.
OTHER EXPENSE (INCOME), NET
In fiscal 2025, net other expense was $371.7, was principally comprised of net losses on forward repurchase contracts of $291.7, and unfavorable fair market value adjustment related to our equity investment in Wella of $83.0.
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
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2025	2024	2023
Provision for income taxes	$5.4	$95.1	$181.6
Effective income tax rate	(1.6)%	46.5%	25.8%

The (1.6)% effective tax rate in fiscal 2025 results from reporting losses before income taxes and a provision for income taxes. The unfavorable impacts to the rate were primarily driven by the following items:
•a 28.4% unfavorable impact to the effective tax rate due to an increase in valuation allowances recorded on interest expense carryforwards and the capital loss realized as a result of the sale of its investment in KKW Holdings during the period, compared with a 19.0% unfavorable impact in the prior period;
•a 9.9% unfavorable impact to the effective tax rate due to changes in unrecognized tax benefits primarily related to new reserves for benefits realized as a result of a tax recovery benefit in Brazil, compared to a favorable impact of 7.6% in the prior period;
•a 12.7% unfavorable impact to the effective tax rate as a result of various permanent differences including US foreign income inclusions.
These unfavorable rate drivers were partially offset by the following favorable rate drivers:
•a 22.8% favorable impact to the effective tax rate due to benefits realized as a result of a tax recovery benefit in Brazil (a majority of which are offset by the unrecognized tax benefit impact described above);
•a 9.0% favorable impact due to a tax deductible impairment in Switzerland on its investment in subsidiaries.

The 46.5% effective tax rate in fiscal 2024 results from reporting income before taxes and a provision for income taxes. The unfavorable impacts to the rate were primarily driven by the following items:
•a 19.0% unfavorable impact from an increase in valuation allowances recorded primarily on interest expense carryforwards;
•a 13.5% unfavorable impact due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021;
•an 11.8% unfavorable impact from the revaluation of our deferred tax liabilities due to a tax rate increase enacted in Switzerland; and
•a 10.2% unfavorable impact in the foreign tax rate differential impact primarily due to fair value gains related to the investment in the Wella business taxed at a lower rate as compared to our U.S. Federal statutory rate of 21%.
These unfavorable rate drivers were partially offset by the following favorable rate drivers:
•an 18.5% favorable impact as a result of the issuance of non-refundable income tax credits received from the Swiss Tax Authorities of $97.1. The Company recorded a benefit for the tax credit of $37.8, net of a valuation allowance; and
•a 7.6% favorable impact from a reduction of foreign tax audits due to the settlement of foreign tax audits.
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

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income (Loss) Before Income Taxes and Effective Tax Rates:

	Year Ended June 30, 2025			Year Ended June 30, 2024			Year Ended June 30, 2023
(in millions)	(Loss)/ income before income taxes	Provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	Provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	Provision for income taxes	Effective tax rate
Reported (loss) income before income taxes	$(344.8)	$5.4	(1.6)%	$204.5	$95.1	46.5%	$704.8	$181.6	25.8%
Adjustments to reported operating income (loss) (a)	611.8			316.7			195.1
Change in fair value of investment in Wella Business (d)	83.0			(25.0)			(230.0)
Other adjustments (e)	(0.6)			(2.4)			0.2
Total Adjustments (b)(c)	694.2	$117.4		289.3	35.6		(34.7)	(4.5)
Adjusted income before income taxes	$349.4	$122.8	35.1%	$493.8	$130.7	26.5%	$670.1	$177.1	26.4%

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax benefit/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. In connection with our decision to wind down our operations in Russia, we recognized tax charges related to certain direct incremental impacts of our decision, which are reflected in this amount, in fiscal 2025, fiscal 2024 and fiscal 2023.
(c) In fiscal 2024, the total tax impact on adjustments includes a tax expense of $27.6 due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021. The total tax impact on adjustments also includes a tax benefit of $10.0, $1.1, and $0.4 for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, recorded as the result of the Company’s exit from Russia.
(d)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)See “Reconciliation of Reported Net Income (Loss) Attributable to Coty Inc. to Adjusted Net Income (Loss) Attributable to Coty Inc.”
The adjusted effective tax rate was 35.1% compared to 26.5% in the prior-year period. The differences were primarily due to an increase in valuation allowances recorded on interest expense carryforwards in the current period. Cash paid during the years ended June 30, 2025, 2024 and 2023, for income taxes was $95.4, $172.6 and $58.6, respectively.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In fiscal 2025, net loss attributable to Coty Inc. was $367.9 compared to income of $89.4 in fiscal 2024. The increase in net loss was primarily driven by asset impairment charges of $212.8, higher net losses on forward repurchase contracts of $167.5, lower gross profit of $118.3, higher losses from equity investments of $108.0 as a result of unfavorable fair value market adjustment in the current period compared to favorable adjustments in the prior year period, and higher restructuring costs of $40.0, partially offset by a lower provision for income taxes of $89.7 in the current period, lower selling, general and administrative expenses of $59.0, and lower interest expense of $37.8.
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

	Year Ended June 30,			Change %
(in millions)	2025	2024	2023	2025/2024	2024/2023
Net (loss) income from Coty Inc. net of noncontrolling interests	$(367.9)	$89.4	$508.2	<(100%)	(82%)
Convertible Series B Preferred Stock dividends (a)	(13.2)	(13.2)	(13.2)	—%	—%
Reported net (loss) income attributable to Coty Inc.	(381.1)	76.2	495.0	<(100%)	(85%)
Adjustments to reported operating income (b)	611.8	316.7	195.1	93%	62%
Change in fair value of investment in Wella Company (c)	83.0	(25.0)	(230.0)	>100%	89%
Adjustments to other expense (income) (d)	(0.6)	(2.4)	0.2	75%	<(100%)
Adjustments to noncontrolling interest (e)	(6.9)	(6.8)	(6.9)	(1%)	1%
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	(117.4)	(35.6)	4.5	<(100%)	<(100%)
Adjusted net income attributable to Coty Inc.	$188.8	$323.1	$457.9	(42%)	(29%)
% of Net revenues	3.2%	5.3%	8.2%
Per Share Data
Adjusted weighted-average common shares
Basic	870.9	874.4	849.0
Diluted (a)(f)	875.6	883.4	862.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.22	$0.37	$0.54
Diluted (a)(f)	$0.22	$0.37	$0.53

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
(b)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(c)In fiscal 2025, 2024, and 2023, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)In fiscal 2025, the amount includes recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment. In fiscal 2024, the amount includes recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. In fiscal 2023, the amount includes the amortization of basis differences in certain equity method investments and pension curtailment gains.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.
(f)As of June 30, 2025, 2024 and 2023, 23.7 million dilutive shares of Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2025. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Condensed Consolidated Statements of Operations Data:	Fiscal 2025				Fiscal 2024
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2025	2025	2024	2024	2024	2024	2023	2023

Net revenues	$1,252.4	$1,299.1	$1,669.9	$1,671.5	$1,363.4	$1,385.6	$1,727.6	$1,641.4
Gross profit	779.7	832.4	1,114.2	1,094.6	875.4	897.8	1,124.1	1,041.9
Restructuring costs	(2.0)	76.6	1.4	0.7	1.7	0.9	5.7	28.4
Asset impairment charges	—	212.8	—	—	—	—	—	—
Operating income (loss)	15.5	(280.4)	268.2	237.8	34.7	77.8	236.7	197.5
Interest expense, net	50.1	47.9	54.4	61.8	61.7	60.4	60.1	69.8
(Loss) income before income taxes	(73.5)	(460.6)	56.6	132.7	(107.4)	3.4	257.4	51.1
(Benefit) provision for income taxes	(4.2)	(58.4)	26.0	42.0	(11.8)	(5.4)	71.4	40.9
Net (loss) income	(69.3)	(402.2)	30.6	90.7	(95.6)	8.8	186.0	10.2
Net (loss) income attributable to noncontrolling interests	(0.4)	2.0	1.6	2.1	1.3	2.4	0.5	1.1
Net income attributable to redeemable noncontrolling interests	(0.1)	1.5	5.3	5.7	—	2.6	4.6	7.5
Net (loss) income attributable to Coty Inc.	$(68.8)	$(405.7)	$23.7	$82.9	$(96.9)	$3.8	$180.9	$1.6
Amounts attributable to Coty Inc. common stockholders:
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)
Net (loss) income attributable to common stockholders	(72.1)	(409.0)	20.4	79.6	(100.2)	0.5	177.6	(1.7)
Per Share Data:
Weighted-average common shares:
Basic	872.3	872.1	871.4	867.9	867.9	883.1	892.8	854.3
Diluted (a)	872.3	872.1	875.2	875.3	867.9	892.0	922.8	854.3
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic for Coty Inc	$(0.08)	$(0.47)	$0.02	$0.09	$(0.12)	$—	$0.20	$—
Diluted for Coty Inc.	$(0.08)	$(0.47)	$0.02	$0.09	$(0.12)	$—	$0.20	$—

(a)The outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs, Convertible Series B Preferred Stock, and Forward Repurchase Contracts were excluded in the computation of diluted shares when their effect would be antidilutive.

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
We remain focused on deleveraging our balance sheet using cash flows generated from our operations. We continue to take steps to permanently reduce our debt, in order to reduce interest costs and improve our long term profitability and cash flows. Our 25.84% investment in Wella gives us the opportunity for further permanent debt reductions when our equity position is divested.
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
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We estimate additional costs related to tariff increases to be around approximately $70.0 before any mitigating actions taken by the Company. We expect that certain non-price related mitigating actions will offset $15.0-$20.0 of the impact from tariffs. The vast majority of these costs are expected to be incurred in fiscal 2026, based on analyses of announcements made by the U.S. administration including those on April 2, 2025 and on August 1, 2025, as well as announcements by U.S. trade partners. In response, we may consider more diversified sourcing and production strategies, strategic pricing adjustments and cost-reduction initiatives to help offset these pressures and protect our profitability. In addition, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.
During the third quarter of fiscal 2025, we formulated a new plan, which was announced on April 24, 2025, to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027. We incurred approximately $5.0 of cash costs life-to-date as of June 30, 2025, which have been recorded in Corporate.

Debt Financing
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt. We expect to continue to take actions to improve the maturity mix of our debt, including through refinancings or new issuances of notes, as well as redemptions and/or tender offers for near-dated maturities, from time to time as market conditions permit.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term A and 2018 Coty Term B Facility and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our other long-term debt outstanding as of June 30, 2025 is fixed rate debt.
Our 2026 Dollar Senior Secured Notes due April 2026 and the 2026 Euro Senior Secured Notes due April 2026 had amounts outstanding of $350.0 and €700.0 million, respectively, as of June 30, 2025. These notes are scheduled to mature in fiscal 2026. We intend to refinance on a long-term basis from borrowings under our existing revolving credit facility or through the issuance of new notes subject to financial market conditions.

See Note 12—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.

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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. In addition, based on these factors, we continue to evaluate the potential timing and options for settlement of these forward repurchase contracts, including whether to extend, terminate early or settle at maturity. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $35.5.
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
The amendments were effective from October 2024 to February 2025 and did not apply to the forward repurchase contracts executed in December 2022. The share price further declined during the amendment period, triggering cash settlements under our December 2022 and November 2023 forward repurchase contracts of $191.1, in February 2025.
A reduction in the price of Coty’s Class A Common Stock in August 2025 triggered additional payments under our remaining forward repurchase contracts. We estimate making future cash payments to the counterparties of $54.0. Future reductions in the price of Coty’s Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts. See Footnote 17— Derivative Instruments and Footnote 19—Equity and Convertible Preferred Stock for additional information on the Company's forward repurchase contracts.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $211.8 and $195.3 as of June 30, 2025 and 2024, respectively. The aggregate (gross) amount of trade receivable invoices factored on a worldwide basis amounted to $1,568.9 and $1,534.3 in fiscal 2025 and 2024, respectively. Remaining balances due from factors amounted to $3.8 and $10.0 as of June 30, 2025 and 2024, respectively.

Cash Flows

	Year Ended June 30,
(in millions)	2025	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$492.6	$614.6	$625.7
Net cash used in investing activities	(128.4)	(226.2)	(118.2)
Net cash used in financing activities	(426.8)	(336.7)	(469.3)
Net cash provided by operating activities
Net cash provided by operating activities was $492.6, $614.6 and $625.7 for fiscal 2025, 2024 and 2023, respectively.
The decrease in cash provided by operating activities of $122.0 in fiscal 2025 as compared with fiscal 2024 was mainly driven by the impact of higher cash outflows from working capital, primarily reflecting changes in accounts payable and accrued expenses and inventories. The higher cash outflows from accounts payable and accrued expenses were driven by a change in the mix of suppliers with shorter payment cycles, while lower cash inflows from inventory year-over-year reflect the prior year decreases in safety stock. Working capital cash flows also reflect the impact of the prior-year Wella reimbursement for working capital which did not recur in the current year. The decrease in cash provided by operating activities was partially offset by lower cash outflows related to the timing of payments for income taxes.

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
Net cash used in investing activities
Net cash used in investing activities was $128.4, $226.2 and $118.2 for fiscal 2025, 2024 and 2023, respectively.
The decrease in cash used in investing activities of $97.8 in fiscal 2025 as compared with fiscal 2024 primarily reflects current year cash proceeds from the termination of the KKW Collaboration Agreement and sale of the 20% KKW Holdings equity investment combined with lower capital expenditures year-over-year. These impacts were partially offset by the non-recurring proceeds during the prior year from early license termination.
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
Net cash used in financing activities
Net cash used in financing activities was $426.8, $336.7 and $469.3 for fiscal 2025, 2024 and 2023, respectively.
The increase in cash used in financing activities of $90.1 in fiscal 2025 as compared to fiscal 2024 was primarily driven by the cash proceeds from issuance of Class A Common Stock in connection with the global offering in the prior year which did not recur, and higher net repayments relating to other long-term debt. This was partially offset by higher net proceeds from the Company's revolving credit facility and lower cash payments for deferred financing fees in the current year. Net cash used in financing activities as it relates to the forward repurchase contracts was relatively flat year-over-year, reflecting the cash payment for the settlement of the June 2022 forward repurchase contract in the prior year, and cash payments and refund for the hedge valuation adjustments in the current year.
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
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. We expect to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the twelve months ended June 30, 2025, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2, of which $9.9 was paid during fiscal 2025 and $3.3 was paid in July 2025.
For additional information on our dividends and dividend policy, respectively, see Note 19—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements and Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 19—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments are presented below as of June 30, 2025.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2026	2027	2028	2029	2030
Long-term debt obligations	$3,998.7	$1,170.0	$585.7	$—	$1,493.0	$—	$750.0
Interest on long-term debt obligations (a)	1,383.0	202.6	215.5	226.1	234.1	248.4	256.3
Operating lease obligations	329.5	74.4	66.0	51.7	43.5	28.2	65.7
License agreements: (b)
Royalty payments	853.4	196.2	145.8	132.6	112.2	110.7	155.9
Other contractual obligations (c)	857.8	741.6	80.1	36.0	0.1	—	—
Other long-term obligations:
Pension obligations (mandated) (d)	17.3	3.8	3.7	3.5	3.3	3.0	—
Total	$7,439.7	$2,388.6	$1,096.8	$449.9	$1,886.2	$390.3	$1,227.9

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $37.1 over the term of our long-term debt.
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
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $194.3 as of June 30, 2025, as we are unable to predict when, or if, any payments would be made. See Note 14—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $94.2 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2025 related to the 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 18—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value of this noncontrolling interest.
The table excludes $142.4 of preferred stock, which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2025. Given the provisions of the associated Put rights, Convertible Series B

Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 19—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.

The table excludes amounts related to our remaining forward repurchase contracts. See Note 19—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion.
Contingencies
From time to time, our Brazilian subsidiaries receive tax assessments from local, state, and federal tax authorities in Brazil. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of approximately $172.0 as of June 30, 2025. See Note 22—Legal and Other Contingencies for more details on these tax assessments.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded net foreign currency (losses) gains of $(21.7), $(18.1) and $(32.3) in fiscal 2025, 2024 and 2023, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of our euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. The outstanding foreign exchange forward contracts mature by the end of the first quarter of fiscal year 2026, and the Company does not anticipate extending these contracts beyond that maturity date. Net (losses) gains of $(3.8), $(16.5) and $(12.2) in fiscal 2025, 2024 and 2023, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. We use a combination of foreign currency forward contracts and cross currency contracts when necessary to offset these exposures. As of June 30, 2025, in the event of a 10% increase in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $29.8 decrease in the fair value of these forward contracts, which would be offset by an increase in the underlying foreign currency exposures.
Interest Rate Risk Management
We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates primarily in the U.S. and Europe. All of our long-term debt outstanding as of June 30, 2025 is fixed rate debt, other than debt outstanding under our revolving credit facility, which is subject to variable interest rates. Because of variable rate debt under our revolving credit facility, we are exposed to changes in interest rates as discussed in Note 12—Debt. If interest rates had been 10% higher and all other variables were held constant, (Loss) income before income taxes in fiscal 2025 would increase by $2.3.
We may reduce our exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of our variable rate debt that was hedged. This will reduce the negative and positive impact of increases in the variable rates over the term of the contracts. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value. We had no outstanding interest rate swap contracts as of June 30, 2025.
Since our senior notes (the “Notes”) bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.
In addition, the Company from time to time uses cross currency swaps to economically lower the interest rate on our loan portfolio.
Equity Investment Risk
Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values, including an investment of approximately $1,002.0 that is valued using the fair value option as of June 30, 2025. These investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies. See Note 10—Equity Investments for additional information.
In addition to the above equity investments, we entered into forward repurchase contracts in December 2022 and November 2023 with three large financial institutions to hedge for potential $200.0 and $294.0 share buyback programs of share repurchases in 2025 and 2026, respectively. In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to fiscal 2026. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net within the Consolidated Statements of Operations. Our primary exposure is the movements of our stock price during the contract period, which may be volatile and is likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of our Company or of other peer companies in the industry, market perceptions concerning the macroeconomic, social or political developments, industry conditions, changes in government regulation and the securities market trends. We estimate that an immediate, hypothetical 10% decline in our stock price would result in a $22.1 decrease in the fair value of these forward repurchase contracts and reduce our Income (loss) before income taxes. In addition, such a decline would trigger a Hedge Valuation Adjustment as discussed in Liquidity and Capital Resources. Any realized gains or losses resulting from such fair value changes would occur if we elect to terminate the forward repurchase contracts prior to or on maturity. Refer to Note 19—Equity and Convertible Preferred Stock.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $2.4 as of June 30, 2025. Management believes the risk of material loss under these hedging contracts is remote.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $3.1 and $4.1 and bank guarantees of $16.0 and $18.4 as of June 30, 2025 and 2024, respectively.
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

Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represented 2%, 1% and 2% of gross revenue after customer discounts and allowances in fiscal 2025, 2024 and 2023, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 10%, 9%, and 10% in fiscal 2025, 2024 and 2023, respectively.
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
Equity Investments
The Company elected the fair value option to account for its investment in the Wella Company to align with our strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of an equity investment under the fair value option are recorded in Other expense (income), net within the Consolidated Statements of Operations (see Note 10—Equity Investments).
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
There were no impairments of goodwill at our reporting units in fiscal 2025, 2024 or fiscal 2023.
Based on the annual impairment test performed on May 1, 2025, we determined that the fair value of each of the reporting units exceeded their respective carrying values at that date by approximately 55.4% and 28.9% relating to the Prestige and Consumer Beauty reporting units, respectively. Consequently, there were no goodwill impairment charges recorded as a result of the annual impairment test performed on May 1, 2025. To determine the fair value of our reporting units, we have used annual revenue growth rates ranging from (6.3)%-6.0% and (1.7)%-8.3% for the Prestige and Consumer Beauty reporting units, respectively, and a discount rate of 10.5%.
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
Other Intangible Assets
We assess indefinite-lived other intangible assets (“trademarks”) at least annually as of May 1 for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of a trademark below its carrying value. Trademarks are tested for impairment on a brand level basis.
The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the trademark. An impairment loss is recognized when the estimated fair value of a trademark is less than the carrying value. Fair value calculation requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demand, operating results estimates or the application of alternative assumptions could produce significantly different results.
The carrying value of our trademarks was $761.0 as of June 30, 2025, and is comprised of trademarks for the following brands: CoverGirl of $266.4, Max Factor of $64.4, Sally Hansen of $163.7, Philosophy of $87.1, and other trademarks totaling $179.4.

On May 1, 2024 and 2023, we performed our annual impairment testing of our trademarks and determined that no adjustments to carrying values were required.
During fiscal 2025, we recorded total impairments on our trademarks of $212.8. In the third quarter, the Company concluded that weakening demand in the color cosmetics market, particular in the United States and Europe, combined with broader macroeconomic disruptions, signaled a deterioration in business climate. Management concluded these adverse factors represented an indicator of impairment that warranted an interim test for certain trademarks. Based on the evaluation of future cash flows of these trademarks, impairment charges of $212.8 were recorded related to our Max Factor ($84.0), CoverGirl ($61.0), and Bourjois ($24.9) trademarks within the Consumer Beauty Segment and for our Philosophy ($42.9) trademark within the Prestige Segment.
As part of the May 1, 2025 annual impairment test, we determined that the fair value of our CoverGirl, Max Factor, Sally Hansen, and Philosophy trademarks exceeded their carrying values by approximately 0.2%, 7.2%, 2.5%, and 3.6%, using annual revenue growth rates ranging from (7.7)%-5.4%, (6.1)%-2.0%, (11.1)%-9.0%, and (4.9)%-2.0%, and a discount rate of 11.95%, 14.0%, 11.25%, and 11.25%, respectively. The fair value of CoverGirl, Max Factor, Sally Hansen, and Philosophy would fall below their carrying values if the annual revenue growth rate decreased by approximately 25 basis points, 320 basis points, 260 basis points, and 350 basis points, respectively or the discount rate increased by 5 basis points, 100 basis points, 25 basis points, and 35 basis points, respectively.
The fair values of the remaining trademarks exceeded their carrying values by amounts ranging from 26% to 868%, except for Bourjois with 0% excess due to recent impairment recorded during the third quarter of fiscal 2025.
Some of the inherent estimates and assumptions used in determining fair value of our trademarks are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of our trademarks, it is possible changes could occur. As for our trademarks, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its trademarks for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or trademarks, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
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
During fiscal years 2025, 2024 and 2023, we recorded asset impairment charges of nil, $1.7 and $4.3, respectively, to Property and equipment, net and nil, nil and $1.1, respectively to Operating lease right-of-use assets, primarily relating to the abandonment of equipment or leases no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Inventory
Inventories include items which are considered salable or usable in future periods and are stated at the lower of cost or net realizable value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs. The Company classifies inventories into various categories based upon their stage in the product life cycle, future marketing sales plans and the disposition process.
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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 9B. Other Information.
During the three months ended June 30, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of the SEC’s Regulation S-K).
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
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2025 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2025 Proxy Statement.

Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2025 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2025 Proxy Statement.
For equity compensation plan information, see “Equity Compensation Plan Information” in Part II, Item 5 hereof, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2025 Proxy Statement.
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

4.5	Description of Securities.
4.6
Indenture, dated as of April 21, 2021, among Coty Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.7	Form of 5.000% Senior Secured Notes due 2026 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.8
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

4.9
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

4.11	Form of 3.875% Senior Secured Notes due 2026 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file on June 16, 2021).
4.12
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

4.13
Pledge and Security Agreement, dated as of June 16, 2021, by and among Coty Inc., the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 16, 2021).

4.14
Indenture, dated as of November 30, 2021, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 30 , 2021).

4.15	Form of 4.750% Senior Secured Notes due 2029. (included in Exhibit 4.17) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 30, 2021).
4.16
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

4.17
Pledge and Security Agreement, dated as of November 30, 2021, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 30, 2021).

4.18
Indenture, dated as of July 26, 2023, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

4.19	Form of 6.625% Senior Secured Notes due 2030 (included in Exhibit 4.21)(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2023).
4.20
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

4.21
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

4.23	Form of 5.750% Senior Secured Notes due 2028 (included in Exhibit 4.25) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2023).
4.24
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

4.25
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

4.27	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.29) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2024).
4.28
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

4.29
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

10.17
Redemption Agreement dated as of September 30, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

10.18
Redemption Agreement dated as of November 6, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

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

10.21	Offer Letter dated June 27, 2024, between Coty Inc. and Kristin Blazewicz (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 20, 2024).†

10.22	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
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
10.26
Offer Letter dated as of November 26, 2021 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2022).†

10.27
Offer Letter dated as of June 14, 2022 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 25, 2022).†

10.28
Offer Letter dated as of June 8, 2023, between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on August 20, 2024).†

10.29
Offer Letter dated as of September 28, 2023, between Coty Management B.V. and Laurent Mercier. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.30
Employment Agreement, dated December 21, 2020, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.31
Employment Agreement, dated January 1, 2021, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.32
Offer Letter dated as of September 28, 2023, between Coty Italia and Anna von Bayern (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.33	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†
10.34
Equity Transfer Agreement, dated July 2, 2020, among Cottage Holdco B.V., Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.35	Restricted Stock Unit Award between Coty Inc. and Sue Nabi. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †
10.36	Amended Employment Agreement, dated May 4, 2023, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).†
10.37	Form of Performance Restricted Stock Unit Award Terms and Conditions for Sue Nabi (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).†
10.38	Form of Restricted Stock Unit Award Terms and Conditions for Sue Nabi (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).†
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

19.1	Coty Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on August 20, 2024).
21.1	List of significant subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
97.1	Coty Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on August 20, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.
†	Exhibit is a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 21, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Sue Nabi	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2025
(Sue Nabi)
/s/Laurent Mercier	Chief Financial Officer (Principal Financial Officer)	August 21, 2025
(Laurent Mercier)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 21, 2025
(Ayesha Zafar)
/s/Beatrice Ballini	Director	August 21, 2025
(Beatrice Ballini)
/s/Joachim Creus	Director	August 21, 2025
(Joachim Creus)
/s/Olivier Goudet	Director	August 21, 2025
(Olivier Goudet)
/s/Peter Harf	Chairman of the Board of Directors	August 21, 2025
(Peter Harf)
/s/Anna Makanju	Director	August 21, 2025
(Anna Makanju)
/s/Isabelle Parize	Director	August 21, 2025
(Isabelle Parize)
/s/Lubomira Rochet	Director	August 21, 2025
(Lubomira Rochet)
/s/Robert Singer	Director	August 21, 2025
(Robert Singer)
/s/Gordon von Bretten	Director	August 21, 2025
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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2025 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2025.
The Company's internal control over financial reporting as of June 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Sue Nabi	/s/Laurent Mercier
Sue Nabi	Laurent Mercier
Chief Executive Officer	Chief Financial Officer

August 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2025, of the Company and our report dated August 21, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
August 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Other Intangible Assets, net – CoverGirl and Sally Hansen Trademark Valuations – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company assesses indefinite-lived other intangible assets (trademarks) at least annually as of May 1 for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of a trademark below its carrying value. Trademarks are tested for impairment on a brand level basis. The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the trademark. An impairment loss is recognized when the estimated fair value of the trademark is less than the carrying value. Fair value calculations require significant judgments in determining both the trademarks’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demand, operating results estimates, or the application of alternative assumptions could produce significantly different results. During fiscal 2025, the Company recorded impairment charges as the fair values were lower than the carrying values for certain trademarks. As of June 30, 2025, the carrying values of the CoverGirl and Sally Hansen trademarks were $266.4 million and $163.7 million, respectively, and their fair values exceeded their carrying values by 0.2% and 2.5%, respectively.
Given the significant judgments made by management to estimate fair value, especially those related to forecasted revenue growth rates and selection of the discount rates, and the difference between the fair values and carrying values for the CoverGirl and Sally Hansen trademarks, performing audit procedures to evaluate the reasonableness of forecasted revenue growth rates and selection of the discount rates for the CoverGirl and Sally Hansen trademarks required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted revenue growth rates and the selection of the discount rates for the CoverGirl and Sally Hansen trademarks included the following, among others:
•We tested the effectiveness of controls over trademarks, including those over the forecasted revenue growth rates and the selection of the discount rates.
•We evaluated management’s ability to accurately forecast revenue growth rates by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing management’s forecasts with:
◦Historical cash flows and trends;
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management’s forecasts, including consideration of the effects related to the current macroeconomic environment.
•We evaluated the impact of changes in management’s forecasts from the May 1, 2025 annual measurement date to June 30, 2025.
•With the assistance of our fair value specialists, we evaluated the valuation approach and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing independent estimates and comparing those to the respective discount rates selected by management.

/s/ Deloitte & Touche LLP
New York, New York
August 21, 2025

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2025	2024	2023
Net revenues	$5,892.9	$6,118.0	$5,554.1
Cost of sales	2,072.0	2,178.8	2,006.8
Gross profit	3,820.9	3,939.2	3,547.3
Selling, general and administrative expenses	3,103.4	3,162.4	2,818.3
Amortization expense	186.9	193.4	191.8
Restructuring costs	76.7	36.7	(6.5)
Asset impairment charges	212.8	—	—
Operating income	241.1	546.7	543.7
Interest expense, net	214.2	252.0	257.9
Other expense (income), net	371.7	90.2	(419.0)
(Loss) income before income taxes	(344.8)	204.5	704.8
Provision for income taxes	5.4	95.1	181.6
Net (loss) income	(350.2)	109.4	523.2
Net income (loss) attributable to noncontrolling interests	5.3	5.3	(1.8)
Net income attributable to redeemable noncontrolling interests	12.4	14.7	16.8
Net (loss) income attributable to Coty Inc.	$(367.9)	$89.4	$508.2
Amounts attributable to Coty Inc.
Net (loss) income	$(367.9)	$89.4	$508.2
Convertible Series B Preferred Stock dividends	(13.2)	(13.2)	(13.2)
Net (loss) income attributable to common stockholders	$(381.1)	$76.2	$495.0

Earnings (losses) per common share
(Losses) earnings per common share - basic	$(0.44)	$0.09	$0.58
(Losses) earnings per common share - diluted	$(0.44)	$0.09	$0.57

Weighted-average common shares outstanding:
Basic	870.9	874.4	849.0
Diluted	870.9	883.4	886.5
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2025	2024	2023
Net (loss) income	$(350.2)	$109.4	$523.2
Other comprehensive income (loss):
Foreign currency translation adjustment	58.6	(128.3)	49.4
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $1.4, $(1.1) and $1.4, respectively	(3.2)	1.4	(3.6)
Pension and other post-employment benefits, net of taxes of $(3.8), $2.7 and $(4.9), respectively	6.4	(5.8)	10.1
Total other comprehensive income (loss), net of tax	61.8	(132.7)	55.9
Comprehensive (loss) income	(288.4)	(23.3)	579.1
Comprehensive (loss) attributable to noncontrolling interests:
Net income (loss)	5.3	5.3	(1.8)
Foreign currency translation adjustment	(0.1)	—	0.3
Total comprehensive income (loss) attributable to noncontrolling interests	5.2	5.3	(1.5)
Comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net income	12.4	14.7	16.8
Foreign currency translation adjustment	0.2	—	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	12.6	14.7	16.9
Comprehensive (loss) income attributable to Coty Inc.	$(306.2)	$(43.3)	$563.7
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$257.1	$300.8
Restricted cash	13.3	19.8
Trade receivables—less allowances of $29.0 and $24.3, respectively	526.4	441.6
Inventories	794.5	764.1
Prepaid expenses and other current assets	362.0	437.2
Total current assets	1,953.3	1,963.5
Property and equipment, net	709.2	718.9
Goodwill	4,062.2	3,905.7
Other intangible assets, net	3,214.8	3,565.6
Equity investments	1,002.0	1,090.6
Operating lease right-of-use assets	265.7	255.3
Deferred income taxes	561.6	490.8
Other noncurrent assets	138.9	92.1
TOTAL ASSETS	$11,907.7	$12,082.5
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,890.0	$1,997.6
Short-term debt and current portion of long-term debt	3.5	3.0
Current operating lease liabilities	64.4	57.8
Income and other taxes payable	66.8	68.1
Other current liabilities	513.6	475.3
Total current liabilities	2,538.3	2,601.8
Long-term operating lease liabilities	221.8	218.7
Long-term debt, net	3,955.5	3,841.8
Pension and other post-employment benefits	283.8	275.2
Deferred income taxes	467.6	549.9
Other noncurrent liabilities	485.1	347.4
TOTAL LIABILITIES	7,952.1	7,834.8
COMMITMENTS AND CONTINGENCIES (Note 22)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding, at June 30, 2025 and 2024, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	94.2	93.6
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.0 issued and outstanding, at June 30, 2025 and 2024, respectively	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 966.5 and 962.1 issued and 872.3 and 867.8 outstanding at June 30, 2025 and 2024, respectively	9.6	9.6
Additional paid-in capital	11,329.8	11,308.0
Accumulated deficit	(5,266.4)	(4,898.5)
Accumulated other comprehensive loss	(733.4)	(795.1)
Treasury stock—at cost, shares: 94.3 at June 30, 2025 and 2024	(1,796.9)	(1,796.9)
Total Coty Inc. stockholders’ equity	3,542.7	3,827.1
Noncontrolling interests	176.3	184.6
Total equity	3,719.0	4,011.7
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$11,907.7	$12,082.5
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2022	1.5	—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
Cancellation of Preferred Stock	(0.5)	—								—		—
Reacquired Class A Common Stock for employee taxes								0.2	—	—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			13.8	0.1	0.8					0.9		0.9
Shares withheld for employee taxes					(13.6)					(13.6)		(13.6)
Share-based compensation expense					134.7					134.7		134.7
Equity investment contribution for share-based compensation					4.6					4.6		4.6
Changes in dividends accrued					0.1					0.1		0.1
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid- Convertible Series B Preferred Stock										—		—		(13.2)
Net income (loss)						508.2				508.2	(1.8)	506.4	16.8
Other comprehensive loss							55.5			55.5	0.3	55.8	0.1
Distribution to noncontrolling interests, net										—	(3.5)	(3.5)	(13.8)
Adjustment of redeemable noncontrolling interests to redemption value					(20.6)					(20.6)		(20.6)	20.6
BALANCE—June 30, 2023	1.0	$—	919.3	$9.1	$10,898.6	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2023	1.0	—	919.3	$9.1	$10,898.6	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			33.0	0.3	342.1					342.4		342.4
Reacquired Class A Common Stock for employee taxes and cancellation of restricted stock								0.8		—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			9.8	0.2	13.3					13.5		13.5
Shares withheld for employee taxes					(21.0)					(21.0)		(21.0)
Share-based compensation expense					88.5					88.5		88.5
Equity Investment contribution for share-based compensation					2.1					2.1		2.1
Changes in dividends accrued					—					—		—
Repurchase of Class A Common Stock pursuant to forward repurchase contracts								27.0	(350.6)	(350.6)		(350.6)
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid - Convertible Series B Preferred Stock					—					—		—		(13.2)
Net income						89.4				89.4	5.3	94.7	14.7
Other comprehensive income							(132.7)			(132.7)	—	(132.7)	—
Distributions to noncontrolling interests, net										—	(7.0)	(7.0)	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(2.4)					(2.4)		(2.4)	2.4
BALANCE—June 30, 2024	1.0	$—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2024	1.0	—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4
Exercise of employee stock options and restricted stock units and issuance of restricted stock			4.4	—	—					—		—
Shares withheld for employee taxes					(13.5)					(13.5)		(13.5)
Share-based compensation expense					49.9					49.9		49.9
Equity Investment contribution for share-based compensation					0.6					0.6		0.6
Changes in dividends accrued					—					—		—
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid - Convertible Series B Preferred Stock										—		—		(13.2)
Net (loss) income						(367.9)				(367.9)	5.3	(362.6)	12.4
Other comprehensive income							61.7			61.7	(0.1)	61.6	0.2
Distributions to noncontrolling interests, net										—	(13.5)	(13.5)	(14.0)
Adjustment of redeemable noncontrolling interests to redemption value					(2.0)					(2.0)		(2.0)	2.0
BALANCE—June 30, 2025	1.0	$—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(350.2)	$109.4	$523.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	420.0	421.1	426.7
Non-cash lease expense	62.3	61.6	63.6
Asset impairment charges	212.8	—	—
Deferred income taxes	(87.5)	(9.8)	56.3
Provision (release) for bad debts	6.3	2.7	(18.9)
Provision for pension and other post-employment benefits	10.2	8.6	8.5
Share-based compensation	50.0	88.8	135.9
Losses (gains) on termination of collaboration agreement/sale of equity investment, and disposal of other assets	76.1	3.9	(99.7)
Losses (gains) from equity investments, net	85.6	(21.7)	(226.3)
Foreign exchange effects	24.9	14.8	29.9
Losses (gains) on forward repurchase contracts, net	255.2	76.3	(196.9)
Other	39.7	46.5	8.9
Change in operating assets and liabilities:
Trade receivables	(81.1)	(104.5)	36.8
Inventories	4.8	67.2	(180.3)
Prepaid expenses and other current assets	64.1	(11.0)	(15.2)
Accounts payable and accrued expenses	(167.9)	(49.1)	147.5
Other current liabilities	(61.7)	64.1	(31.0)
Operating lease liabilities	(57.4)	(58.4)	(61.0)
Income and other taxes payable	(38.5)	(77.3)	59.9
Other noncurrent assets	(38.2)	(4.3)	(7.5)
Other noncurrent liabilities	63.1	(14.3)	(34.7)
Net cash provided by operating activities	492.6	614.6	625.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(215.0)	(245.2)	(222.8)
Proceeds from contingent consideration, license agreements, and sale of other long-lived assets, net	12.6	19.0	104.6
Proceeds from termination of collaboration agreement/sale of equity investment	74.0	—	—
Net cash used in investing activities	(128.4)	(226.2)	(118.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	2,492.5	2,458.6	1,558.0
Repayments of revolving loan facilities	(2,122.6)	(2,673.7)	(1,600.1)
Proceeds from issuance of other long term debt	—	1,824.1	—
Repayments of term loans and other long term debt	(490.6)	(1,936.5)	(226.1)
Net proceeds from issuance of Class A Common Stock	—	355.9	0.9
Dividend payments on Common Stock and Convertible Series B Preferred Stock	(13.3)	(13.4)	(13.7)
Net payments for foreign currency contracts	(22.0)	(7.3)	(128.1)
Distributions to redeemable noncontrolling interests and noncontrolling interests	(23.9)	(24.0)	(17.3)
Payments related to forward repurchase contracts and settlement, including hedge valuation adjustment	(288.4)	(242.6)	(26.4)
Refunds related to hedge valuation adjustment	61.8	—	—

Payment of deferred financing fees	(2.0)	(47.1)	—
All other	(18.3)	(30.7)	(16.5)
Net cash used in financing activities	(426.8)	(336.7)	(469.3)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12.4	(14.9)	(18.2)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(50.2)	36.8	20.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	320.6	283.8	263.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$270.4	$320.6	$283.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$218.9	$205.7	$229.1
Cash paid during the year for income taxes, net of refunds received	95.4	172.6	58.6
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$86.2	$108.0	$107.8
Non-cash exchange of forward repurchase contracts for treasury stock	—	150.6	—
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2025” refer to the fiscal year ended June 30, 2025. When used in this Annual Report on Form 10-K, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
We have combined ‘Accounts payable’ and ‘Accrued expenses’ in the Consolidated Balance Sheets as of June 30, 2025 and 2024, and conformed to this presentation in the Consolidated Statements of Cash Flows and certain notes for all years presented. We believe that combining these line items more accurately reflects the nature of the related balances, which consist of payables to trade creditors. This reclassification was made solely for presentation purposes and had no impact on the Company’s financial position as of June 30, 2025 or 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the fair value of equity investments, the assessment of goodwill, other intangible assets and long-lived assets for impairment, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions, including those resulting from continuing changes in the economic environment, will be reflected in the Consolidated Financial Statements in future periods.
Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2025 and 2024, the Company had restricted cash of $13.3 and $19.8, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balances as of June 30, 2025 and 2024 primarily provide collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2025 and 2024. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.

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
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Consolidated Statements of Operations (see Note 10—Equity Investments).
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
Goodwill and other intangible assets with indefinite lives are not amortized but are evaluated for impairment annually as of May 1 or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing its qualitative assessment, the Company considers the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative impairment test.
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
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment, and the Company’s decision to continue to support new and existing brands. Returns represented 2%, 1% and 2% of gross revenue after customer discounts and allowances in fiscal 2025, 2024 and 2023, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 10%, 9%, and 10% in fiscal 2025, 2024 and 2023, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Advertising and promotional costs are expensed as incurred and totaled $1,574.4, $1,625.5 and $1,479.6 in fiscal 2025, 2024 and 2023, respectively. Included in advertising and promotional costs are $115.7, $113.6, and $103.0 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2025, 2024 and 2023, respectively. Research and development costs are expensed as incurred and totaled $123.0, $126.8 and $105.2 in fiscal 2025, 2024 and 2023, respectively.
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
The Company accounts for its phantom units as a liability award. For those awards treated as a liability, share-based compensation expense is measured at the end of each reporting period based on the fair value of the award on each reporting date and recognized as an expense to the extent earned.
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
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in July 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is in the process of evaluating the impact of the Act to its consolidated financial statements.
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
Apart from Coty’s equity investment in Wella (see Note 10—Equity Investments), the Company has not elected the fair value measurement option for any financial instruments or other assets not required to be measured at fair value on a recurring basis.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net (losses)/gains of $(21.7), $(18.1) and $(32.3) in fiscal 2025, 2024 and 2023, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net (losses)/gains of $(3.8), $(16.5) and $(12.2) in fiscal 2025, 2024 and 2023, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The Company has adopted the standard on a retrospective basis and made the required annual disclosures as of June 30, 2025. Interim disclosures are required for periods within fiscal years beginning in the first quarter of fiscal 2026. As the guidance only requires additional disclosure, there were no effects of adoption on our financial position, results of operations, or cash flows.
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standards Update(s)	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	Fiscal 2026
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

2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028	In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization from each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted, but not required. The Company plans to adopt the standard and make the additional required annual disclosures beginning in the fourth quarter of fiscal 2028 and the required interim disclosures beginning in the first quarter of fiscal 2029.
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
In fiscal 2025, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, on a retrospective basis. Refer to Note 2—Summary of Significant Accounting Policies. Upon adoption of this ASU, we have identified and presented significant segment expenses, which are those expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Significant segment expenses include cost of sales and advertising and consumer promotion costs. The CODM evaluates operating income (loss) and compares to budget and actual historical results to assess segment performance and make operating decisions and allocate resources among the segments.

	Year Ended June 30, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$3,820.2	$2,072.7	$—	$5,892.9
Less: (a)
Cost of sales	1,121.6	946.1	4.3	2,072.0
Advertising and consumer promotion costs	1,059.7	514.7	—	1,574.4
Other segment items(b)	1,058.3	739.3	207.8	2,005.4
Operating income (loss)	$580.6	$(127.4)	$(212.1)	$241.1

Reconciliation:

Operating income				$241.1
Interest expense, net				214.2
Other expense, net				371.7
Loss before income taxes				$(344.8)

Other segment disclosures:
Depreciation and amortization	$261.1	$154.6	$4.3	$420.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30, 2024
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$3,857.3	$2,260.7	$—	$6,118.0
Less: (a)
Cost of sales	1,170.3	1,008.5	—	2,178.8
Advertising and consumer promotion costs	1,072.8	552.7	—	1,625.5
Other segment items(b)	1,033.5	610.2	123.3	1,767.0
Operating income (loss)	$580.7	$89.3	$(123.3)	$546.7

Reconciliation:

Operating income				$546.7
Interest expense, net				252.0
Other expense, net				90.2
Income before income taxes				$204.5

Other segment disclosures:
Depreciation and amortization	$258.9	$162.2	$—	$421.1

	Year Ended June 30, 2023
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$3,420.5	$2,133.6	$—	$5,554.1
Less: (a)
Cost of sales	1,050.0	954.9	1.9	2,006.8
Advertising and consumer promotion costs	951.5	528.3	(0.3)	1,479.5
Other segment items(b)	935.3	587.1	1.7	1,524.1
Operating income (loss)	$483.7	$63.3	$(3.3)	$543.7

Reconciliation:

Operating income				$543.7
Interest expense, net				257.9
Other income, net				(419.0)
Income before income taxes				$704.8

Other segment disclosures:
Depreciation and amortization	$261.9	$163.9	$0.9	$426.7
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other segment items primarily include administrative costs, logistics costs, stock compensation expense, amortization of definite-lived intangible assets, restructuring costs, transactional foreign exchange gains/losses, bad debt expense, and other miscellaneous costs.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	As of June 30,
Long-lived assets:	2025	2024
U.S.	$3,077.5	$3,477.7
Netherlands	3,220.9	3,066.3
Brazil	440.4	441.9
All other	1,247.4	1,204.3
Total	$7,986.2	$8,190.2
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2025, 2024 and 2023. The United States had net revenues of $1,453.3, $1,617.7 and $1,547.7 in fiscal 2025, 2024 and 2023, respectively. No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2025, 2024 and 2023 or are otherwise deemed significant.
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
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues:

	Year Ended June 30,
PRODUCT CATEGORY	2025	2024	2023
Fragrances	67.4%	63.9%	62.2%
Color Cosmetics	23.7%	26.4%	27.9%
Body Care & Other	5.3%	6.1%	6.4%
Skincare	3.6%	3.6%	3.5%
Total	100.0%	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2025, 2024 and 2023 are presented below:

	Year Ended June 30,
	2025	2024	2023
Fixed Cost Reduction Plan	$75.0	$—	$—
Current Restructuring Actions and Other	1.7	36.7	(6.5)
Total	$76.7	$36.7	$(6.5)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The related liability balance and activity of restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2024	$42.6	$—	$—	$42.6
Restructuring charges	78.4	0.4	0.6	79.4
Payments	(15.5)	—	(0.3)	(15.8)
Changes in estimates	(2.7)	—	—	(2.7)
Non-cash utilization	—	(0.4)	—	(0.4)
Effect of exchange rates	1.4	—	—	1.4
Balance—June 30, 2025	$104.2	$—	$0.3	$104.5

Fixed Cost Reduction Plan
On April 24, 2025, the Company announced a new plan to strengthen its operating model and simplify its fixed cost structure (the “Fixed Cost Reduction Plan”). Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The related liability balance at June 30, 2025 was $74.1. The Company currently estimates that the total accrual will result in cash expenditures of approximately $30.7 and $43.4 in fiscal 2026 and 2027 and thereafter, respectively.
Current Restructuring Actions and Other
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select parts of the business and markets. The liability balances were $30.4 and $37.9 (including certain actions that were accrued during fiscal 2023) at June 30, 2025 and June 30, 2024, respectively. The Company currently estimates that the total remaining accrual of $30.4 will result in cash expenditures of approximately $16.7 and $13.7 in fiscal 2026 and 2027 and thereafter, respectively.
5. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The net amount factored under factoring facilities was $211.8 and $195.3 as of June 30, 2025 and 2024, respectively. The aggregate (gross) amount of trade receivable invoices factored on a worldwide basis amounted to $1,568.9 and $1,534.3 in fiscal 2025 and 2024, respectively. Remaining balances due from factors amounted to $3.8 and $10.0 as of June 30, 2025 and 2024, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $9.2, $10.3 and $8.5 in fiscal 2025, 2024 and 2023, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of receivables is presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
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
European Receivables Purchase Agreement
In September 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of the Company’s European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €190.4 million. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Other Factoring Agreements
In addition to the Company’s main factoring facilities described above, from time to time, certain of the Company’s subsidiaries may enter into local factoring agreements with local financial institutions. Based on the terms of such arrangements the Company has derecognized receivables sold pursuant to these arrangements from the Consolidated Balance Sheets.
6. INVENTORIES
Inventories as of June 30, 2025 and 2024 are presented below:

	June 30, 2025	June 30, 2024
Raw materials	$211.4	$201.2
Work-in-process	11.2	10.4
Finished goods	571.9	552.5
Total inventories	$794.5	$764.1
7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2025 and 2024 are presented below:

	June 30, 2025	June 30, 2024
Prepaid marketing, copyright and agency fees	$98.4	$94.4
Value added tax, sales and other non-income tax assets	74.5	99.4
Expected income tax refunds, credits and prepaid income taxes	62.9	101.4
Other	126.2	142.0
Total prepaid expenses and other current assets	$362.0	$437.2
8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2025 and 2024 are presented below:

	June 30, 2025	June 30, 2024
Land, buildings and leasehold improvements	$450.9	$428.6
Machinery and equipment	750.7	694.0
Marketing furniture and fixtures	605.0	568.4
Computer equipment and software	817.3	776.0
Construction in progress	76.0	110.0
Property and equipment, gross	2,699.9	2,577.0
Accumulated depreciation	(1,990.7)	(1,858.1)
Property and equipment, net	$709.2	$718.9
Depreciation expense of property and equipment totaled $233.1, $227.7 and $235.0 in fiscal 2025, 2024 and 2023, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2025, 2024 and 2023, the Company recorded asset impairment charges of nil, $1.7 and $4.3 respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The fiscal 2024 and 2023 impairment charges primarily related to the abandonment of machinery and equipment, the abandonment of distribution equipment and IT software, and the abandonment of computer software, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. During fiscal years 2025, 2024, and 2023, the Company recorded no impairments of goodwill at the Company’s reporting units. During fiscal years 2025, 2024, and 2023, the Company recorded total impairments of $212.8, nil and nil, respectively, on indefinite-lived other intangible assets. Additionally, the Company recorded no impairments on finite-lived other intangible assets during fiscal years 2025, 2024, and 2023.
During the third quarter of fiscal 2025, the Company concluded that weakening demand in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions, signaled a deterioration in business climate. As a result of these adverse factors, during the third quarter of fiscal 2025, the Company recognized asset impairment charges of $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks within the Consumer Beauty Segment and $42.9 related to the Philosophy trademark within the Prestige Segment. These impairments were recorded as Asset impairment charges in the Consolidated Statements of Operations.
Goodwill
Goodwill as of June 30, 2025, 2024 and 2023 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2023	$6,279.2	$1,748.8	$8,028.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2023	$3,168.9	$819.0	$3,987.9

Changes during the year ended June 30, 2024
Foreign currency translation	(64.6)	(17.6)	(82.2)

Gross balance at June 30, 2024	$6,214.6	$1,731.2	$7,945.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2024	$3,104.3	$801.4	$3,905.7

Changes during the year ended June 30, 2025
Foreign currency translation	125.5	31.0	156.5

Gross balance at June 30, 2025	6,340.1	1,762.2	8,102.3
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2025	$3,229.8	$832.4	$4,062.2
Other Intangible Assets, net
    Other intangible assets, net as of June 30, 2025 and 2024 are presented below:

	June 30, 2025	June 30, 2024
Indefinite-lived other intangible assets	$761.0	$944.6
Finite-lived other intangible assets, net	2,453.8	2,621.0
Total Other intangible assets, net	$3,214.8	$3,565.6

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2023	$1,895.7	$1,895.7
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2023	$950.8	$950.8

Changes during the year ended June 30, 2024
Foreign currency translation	(6.2)	(6.2)

Gross balance at June 30, 2024	$1,889.5	$1,889.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2024	$944.6	$944.6

Changes during the year ended June 30, 2025
Impairment charges	(212.8)	(212.8)
Foreign currency translation	29.2	29.2

Gross balance at June 30, 2025	$1,918.7	$1,918.7
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at June 30, 2025	761.0	761.0

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2024
License and collaboration agreements	$3,715.1	$(1,422.5)	$(19.6)	$2,273.0
Customer relationships	741.8	(527.8)	(5.5)	208.5
Trademarks	311.7	(192.4)	(0.5)	118.8
Product formulations and technology	83.7	(63.0)	—	20.7
Total	$4,852.3	$(2,205.7)	$(25.6)	$2,621.0
June 30, 2025
License and collaboration agreements*	$3,765.8	$(1,614.9)	$(19.6)	$2,131.3
Customer relationships	766.0	(568.9)	(5.5)	191.6
Trademarks	318.2	(208.4)	(0.5)	109.3
Product formulations and technology	87.8	(66.2)	—	21.6
Total	$4,937.8	$(2,458.4)	$(25.6)	$2,453.8

* On March 21, 2025, the KKW Collaboration Agreement was terminated pursuant to the KKW Sale Agreement. As such, the Company derecognized the remaining KKW Collaboration Agreement carrying amount of $142.5 as of the termination date.
Amortization expense totaled $186.9, $193.4 and $191.8 for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License and collaboration agreements	20.2
Customer relationships	15.2
Trademarks	13.8
Product formulations and technology	19.3
As of June 30, 2025, the remaining weighted-average life of all intangible assets subject to amortization is 19.5 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2026	$149.4
2027	139.8
2028	136.3
2029	134.2
2030	130.5
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
10. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Consolidated Balance Sheets, as of June 30, 2025 are represented by the following:

	June 30, 2025	June 30, 2024
Equity method investments:
KKW Holdings (a)	$—	$5.6
Equity investments at fair value:
Wella (b)	1,002.0	1,085.0

Total equity investments	$1,002.0	$1,090.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings, LLC (“KKW Holdings”). The Company accounted for this minority investment under the equity method, given it had the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment included basis differences allocated to amortizable intangible assets. On March 31, 2025, the Company sold and derecognized its investment in KKW Holdings.
During the years ended 2025, 2024 and 2023, the Company recognized $2.6, $3.3, and $3.7, respectively, representing its share of the investee’s net loss and the amortization of basis differences in Other expense (income), net within the Consolidated Statements of Operations.
(b)As of June 30, 2025 and 2024, the Company's stake in Wella was 25.84% and 25.84%, respectively.
On March 31, 2025, the Company sold its 20% equity investment in KKW Holdings pursuant to an agreement entered into between the Company, KKW Holdings, and New KKW Holdings, LLC (the “KKW Sale Agreement”). This agreement terminated the collaboration agreement, which gave the Company the right and license to manufacture, advertise, promote, distribute, and sell certain Kim Kardashian beauty products and use certain intellectual property owned or licensed to KKW Holdings (the “KKW Collaboration Agreement”). The total consideration received in this transaction was $74.0.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As a result of this transaction, the Company derecognized the remaining book value of the KKW Collaboration Agreement and related assets (See Footnote 9— Goodwill and Other Intangibles, net), and its investment in KKW Holdings. The Company recognized a loss of $71.0 related to the termination of KKW Collaboration Agreement and a loss of $1.5 on the sale of its investment in KKW Holdings, including in Selling, General, Administrative expenses and Other expense, net, respectively in the Consolidated Statement of Operations.
The following table presents summarized financial information of the Company’s equity method investees for the years ended June 30, 2025 and 2024. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations information:	Year Ended June 30, 2025	Year Ended June 30, 2024
Net revenues	$2,692.9	$2,590.1
Gross profit	1,842.3	1,732.8
Operating income	230.9	42.7
Income (loss) before income taxes	33.4	(176.4)
Net loss	(15.0)	(133.8)

Summarized Balance Sheets information:	June 30, 2025	June 30, 2024
Current assets	$1,133.8	$1,080.4
Noncurrent assets	4,177.9	4,322.3
Total assets	5,311.7	5,402.7
Current liabilities	991.6	967.3
Noncurrent liabilities	2,762.9	2,687.6
Total liabilities	3,754.5	3,654.9
As of June 30, 2025, the Wella Company had 30.0 million shares of issued common stock, of which Coty held 25.84%. The Wella Company had total equity inclusive of redeemable preferred stock of $1,557.2 as of June 30, 2025.
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended June 30, 2025. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended June 30, 2025.

Equity investments at fair value:
Balance as of June 30, 2024	$1,085.0
Total losses included in earnings	(83.0)
Balance as of June 30, 2025	$1,002.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company’s investments carried at fair value as of June 30, 2025. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,002.0	Discounted cash flows	Discount rate	9.25% (a)
			Growth rate	1.8% – 6.0% (a)

		Market multiple	Revenue multiple	2.0x – 2.1x (b)
			EBITDA multiple	9.3x – 10.2x (b)

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
11. OTHER CURRENT LIABILITIES
Other current liabilities as of June 30, 2025 and 2024 consist of the following:

	June 30, 2025	June 30, 2024
Compensation and other compensation related benefits	$111.6	$188.7
Other	402.0	286.6
Total other current liabilities	$513.6	$475.3
12. DEBT

	June 30, 2025	June 30, 2024
Short-term debt	$—	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026 (b)	350.0	650.0
2026 Euro Senior Secured Notes due April 2026 (b)	820.0	748.1
2027 Euro Senior Secured Notes due May 2027	585.7	534.3
2028 Euro Senior Secured Notes due September 2028	585.7	534.3
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	407.3	—
Senior Unsecured Notes
2026 Euro Notes due April 2026	—	192.7
Finance lease obligations & other long term debt	9.7	4.3
Total debt	4,008.4	3,913.7
Less: Short-term debt and current portion of long-term debt	(3.5)	(3.0)
Total Long-term debt	4,004.9	3,910.7
Less: Unamortized financing fees and discounts on long-term debt	(49.4)	(68.9)
Total Long-term debt, net	$3,955.5	$3,841.8

(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) As of June 30, 2025, the 2026 Dollar Senior Secured Notes due April 2026 and the 2026 Euro Senior Secured Notes due April 2026 in the amounts of $350.0 and €700.0 million, respectively, are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through the Coty Revolving Credit Facility.
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. As of June 30, 2025 and 2024, total available lines of credit were $47.1 and $59.4, respectively, with no amounts outstanding in either period. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 2.9% to 17.9% and from

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
4.7% to 12.4% as of June 30, 2025 and 2024, respectively. The weighted-average interest rate on short-term debt outstanding was 0.0% and 0.0% as of June 30, 2025 and 2024, respectively. In addition, the Company had undrawn letters of credit of $3.1 and $4.1 and bank guarantees of $16.0 and $18.4 as of June 30, 2025 and 2024, respectively.
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2025 and 2024:

Facility	Maturity Date	Borrowing Capacity (in millions) as of June 30, 2025	Interest Rate Terms	Applicable Interest Rate as of June 30, 2025	Debt Discount	Repayment Schedule
Fiscal 2025 and 2024
2027 Euro Senior Secured Notes	May 2027	€500.0	4.50% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024	4.50%	N/A(b)	Payable in full at maturity date
2028 Euro Senior Secured Notes	September 2028	€500.0	5.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024	5.75%	N/A(b)	Payable in full at maturity date
2029 Dollar Senior Secured Notes	January 2029	$500.0	4.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022	4.75%	N/A(b)	Payable in full at maturity date
2030 Dollar Senior Secured Notes	July 2030	$750.0	6.625% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2024	6.625%	N/A(b)	Payable in full at maturity date
2023 Coty Revolving Credit Facility (f) (g)	July 2028	$1,670.0 and €300.0	SOFR (a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company's total net leverage ratio (c) (d) (e)	SOFR + 1.5% (interest rate spread)	N/A(b)	Payable in full at maturity date
2026 Dollar Senior Secured Notes	April 2026	$350.0	5.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	5.00%	N/A(b)	Payable in full at maturity date
2026 Euro Senior Secured Notes	April 2026	€700.0	3.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	3.875%	N/A(b)	Payable in full at maturity date
2026 Euro Notes	April 2026	€—	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Repaid in full

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement, as amended.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio (as calculated in accordance with the 2018 Coty Credit Agreement). As of June 30, 2025 and 2024, the applicable rate on the unused commitment fee was 0.25% and 0.25%, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fiscal 2025 Developments
Redemption
On December 6, 2024, the Company redeemed the remaining €180.3 million (approximately $190.6) of the 2026 Euro Notes (as defined below).
Cash Tender Offer
On December 10, 2024, the Company completed its cash tender offer and redeemed $300.0 of the Company's 2026 Dollar Senior Secured Notes (as defined below).
Senior Secured Notes
On April 21, 2021, the Company issued an aggregate principal amount of $900.0 of 5.00% senior secured notes due 2026 (the “2026 Dollar Senior Secured Notes”) in a private offering. Coty received gross proceeds of $900.0 in connection with the offering of the 2026 Dollar Senior Secured Notes. In fiscal 2024 and 2025, the Company redeemed $250.0 and $300.0, respectively of the 2026 Dollar Senior Secured Notes.
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes.
On November 30, 2021, the Company issued an aggregate principal amount of $500.0 of 4.75% senior secured notes due 2029 ("2029 Dollar Senior Secured Notes") in a private offering. Coty received gross proceeds of $500.0 in connection with the offering of the 2029 Dollar Senior Secured Notes.
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
The 2026 Dollar Senior Secured Notes, 2026 Euro Senior Secured Notes, 2027 Euro Senior Secured Notes, 2028 Euro Senior Secured Notes, 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, are collectively referred to as the “Senior Secured Notes”.
Coty used the gross proceeds of the offerings of the Senior Secured Notes to repay a portion of existing long term debt under the existing credit facilities and to pay related fees and expenses thereto.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "Coty Revolving Credit Facility" (and together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate ("SOFR") loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period. As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility, in accordance to the 2018 Coty Credit Agreement, as amended. No balances remain outstanding under the 2018 Coty Term A Facility or 2018 Coty Term B Facility as of June 30, 2025 and 2024.
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
On December 6, 2024, the Company redeemed the remaining €180.3 million (approximately $190.6) of the 2026 Euro Notes.
Deferred Financing Costs
The Company wrote off unamortized deferred financing fees and discounts of $1.6, $8.2, and $0.8 for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The write-offs of the unamortized deferred financing fees and unamortized debt discounts are included in Other expense (income), net in the Consolidated Statements of Operations. Additionally, the Company capitalized deferred financing fees of nil, $49.2, and nil, during the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In the case of the 2023 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	June 30, 2025		June 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,591.4	$3,632.7	$3,716.7	$3,719.7
2018 Coty Credit Agreement	407.3	407.3	—	—
Senior Unsecured Notes	—	—	192.7	192.8
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of June 30, 2025, are presented below:

Fiscal Year Ending June 30,
2026	$1,170.0
2027	585.7
2028	—
2029	1,493.0
2030	—
Thereafter	750.0
Total	$3,998.7
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
June 30, 2025 through July 11, 2028	4.00 to 1.00

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
As of June 30, 2025, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
13. LEASES
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 4 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third parties and, in some instances, contain renewal, expansion and termination options. The Company also subleases certain office facilities to third parties when the Company no longer intends to utilize the space. None of the Company’s leases restrict the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options.
The following table provides additional information about the Company’s operating leases for the fiscal years ended June 30, 2025, 2024 and 2023.

Lease Cost:	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023
Operating lease cost	$74.4	$74.5	$76.2
Short-term lease cost	3.3	3.4	0.9
Variable lease cost	44.4	41.7	40.3
Sublease income	(13.4)	(16.7)	(15.8)
Net lease cost	$108.7	$102.9	$101.6
Other information:
Operating cash outflows from operating leases	(69.3)	(72.0)	$(73.8)
Right-of-use assets obtained in exchange for lease obligations	60.9	32.6	$25.7

Weighted-average remaining lease term - real estate	6.2 years	6.8 years	7.2 years
Weighted-average discount rate - real estate leases	4.29%	4.52%	4.13%

Future minimum lease payments for the Company’s operating leases as of June 30, 2025 are as follows:

Fiscal Year Ending June 30,
2026	$74.4
2027	66.0
2028	51.7
2029	43.5
2030	28.2
Thereafter	65.7
Total future lease payments	329.5
Less: imputed interest	(43.3)
Total present value of lease liabilities	$286.2
Current operating lease liabilities	64.4
Long-term operating lease liabilities	221.8
Total operating lease liabilities	$286.2

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
14. INCOME TAXES
(Loss) income before income taxes in fiscal 2025, 2024 and 2023 is presented below:

	Year Ended June 30,
	2025	2024	2023
United States	$(696.0)	$(591.1)	$(253.6)
Foreign	351.2	795.6	958.4
Total	$(344.8)	$204.5	$704.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The components of the Company’s total provision (benefit) for income taxes during fiscal 2025, 2024 and 2023 are presented below:

	Year Ended June 30,
	2025	2024	2023
Provision for income taxes:
Current:
Federal	$(7.8)	$1.2	$2.6
State and local	3.4	(3.5)	2.6
Foreign	97.3	107.2	120.1
Total	92.9	104.9	125.3
Deferred:
Federal	(20.2)	(36.7)	(61.1)
State and local	(16.9)	(16.7)	1.0
Foreign	(50.4)	43.6	116.4
Total	(87.5)	(9.8)	56.3
Provision for income taxes	$5.4	$95.1	$181.6
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2025, 2024 and 2023 is presented below:

	Year Ended June 30,
	2025	2024	2023
Income (loss) before income taxes	$(344.8)	$204.5	$704.8
Provision for income taxes at statutory rate	$(72.4)	$42.9	$148.0
State and local taxes—net of federal benefit	(10.6)	(15.9)	2.8
Foreign tax differentials	(0.1)	20.9	(10.1)
Change in valuation allowances	97.8	38.9	10.2
Change in unrecognized tax benefit	34.3	(15.5)	32.5
Permanent differences—net	43.9	7.6	(4.9)
Non-deductible executive stock compensation	11.0	19.7	27.7
Currency Loss	8.3	(22.5)	(13.6)
Russia exit uncertain tax position release	(10.0)	—	(7.0)
Principal relocation revaluation	—	27.6	—
Nondeductible Interest Expense	6.8	12.1	—
Swiss Tax Credits-net of valuation allowance	(2.4)	(37.8)	—
Tax Rate Change Deferred Tax Liability Revaluation	—	24.2	—
Brazil tax recovery benefit	(78.5)	—	—
Swiss Impairment	(31.2)	—	—
Other	8.5	(7.1)	(4.0)
Provision for income taxes	$5.4	$95.1	$181.6
Effective income tax rate	(1.6)%	46.5%	25.8%

The (1.6)% effective tax rate in fiscal 2025 results from reporting losses before income taxes and a provision for income taxes. The unfavorable impacts to the rate were primarily driven by the following items:
•a 28.4% unfavorable impact to the effective tax rate due to an increase in valuation allowances recorded on interest expense carryforwards and the capital loss realized as a result of the sale of its investment in KKW Holdings during the period, compared with a 19.0% unfavorable impact in the prior period;

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
•a 9.9% unfavorable impact to the effective tax rate due to changes in unrecognized tax benefits primarily related to new reserves for benefits realized as a result of a tax recovery benefit in Brazil, compared to a favorable impact of 7.6% in the prior period;
•a 12.7% unfavorable impact to the effective tax rate as a result of various permanent differences including US foreign income inclusions.
These unfavorable rate drivers were partially offset by the following favorable rate drivers:
•a 22.8% favorable impact to the effective tax rate due to benefits realized as a result of a tax recovery benefit in Brazil (a majority of which are offset by the unrecognized tax benefit impact described above);
•a 9.0% favorable impact due to a tax deductible impairment in Switzerland on its investment in subsidiaries.

The 46.5% effective tax rate in fiscal 2024 results from reporting income before taxes and a provision for income taxes. The unfavorable impacts to the rate were primarily driven by the following items:
•a 19.0% unfavorable impact from an increase in valuation allowances recorded primarily on interest expense carryforwards;
•a 13.5% unfavorable impact due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021;
•an 11.8% unfavorable impact from the revaluation of the Company’s deferred tax liabilities due to a tax rate increase enacted in Switzerland; and
•a 10.2% unfavorable impact in the foreign tax rate differential impact primarily due to fair value gains related to the investment in the Wella business taxed at a lower rate as compared to our U.S. Federal statutory rate of 21%.
These unfavorable rate drivers were partially offset by the following favorable rate drivers:
•a 18.5% favorable impact as a result of the issuance of non-refundable income tax credits received from the Swiss Tax Authorities of $97.1. The Company recorded a benefit for the tax credit of $37.8, net of a valuation allowance; and
•a 7.6% favorable impact from a reduction of foreign tax audits due to the settlement of foreign tax audits.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Significant components of deferred income tax assets and liabilities as of June 30, 2025 and 2024 are presented below:

	June 30, 2025	June 30, 2024
Deferred income tax assets:
Inventories	$4.4	$7.0
Accruals and allowances	64.1	62.1
Sales returns	16.3	15.2
Share-based compensation	4.0	5.3
Employee benefits	46.5	55.7
Net operating loss carry forwards and tax credits	376.3	308.6
Capital loss carry forwards	29.8	0.2
Interest expense limitation carry forward	173.5	102.8
Lease liability	16.1	26.0
Principal relocation lease	347.6	337.7
Property, plant and equipment	42.0	21.1
Derivative Instruments	70.5	0.3
Other	63.0	58.2
Less: valuation allowances	(274.1)	(151.4)
Net deferred income tax assets	980.0	848.8
Deferred income tax liabilities:
Intangible assets	753.6	772.4
Licensing rights	29.9	30.2
Right of use asset	22.8	26.3
Investment in partnerships	48.3	61.1
Other	31.7	17.9
Deferred income tax liabilities	886.3	907.9
Net deferred income tax (liability) asset	$93.7	$(59.1)
The expirations of tax loss carry forwards, amounting to $623.1 as of June 30, 2025, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2026	$—	$—	$8.2	$8.2
2027	—	0.2	20.5	20.7
2028	—	52.0	16.6	68.6
2029	—	—	21.9	21.9
2030 and thereafter	—	156.6	347.1	503.7
Total	$—	$208.8	$414.3	$623.1
The total valuation allowances recorded are $274.1 and $151.4 as of June 30, 2025 and 2024, respectively. In fiscal 2025, the change in the valuation allowance was primarily due to the Company recording a valuation allowance on the capital loss realized as a result of the sale of its investment in KKW Holdings during the period as well as an increase to its valuation allowance on U.S. interest expense limitation carryforwards.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2025	2024	2023
UTBs—July 1	$215.3	$235.5	$251.6
Additions based on tax positions related to the current year	1.2	1.3	6.7
Additions for tax positions of prior years	50.8	15.8	0.7
Reductions for tax positions of prior years	(6.0)	(19.0)	(1.4)
Settlements	(0.3)	(1.2)	(4.6)
Lapses in statutes of limitations	(33.1)	(17.8)	(13.8)
Foreign currency translation	12.9	0.7	(3.7)
UTBs—June 30	$240.8	$215.3	$235.5
As of June 30, 2025, the Company had $240.8 of UTBs of which $157.3 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2025 and 2024, the liability associated with UTBs, including accrued interest and penalties, is $194.3 and $200.2, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
The Company accrued interest of $7.1, $(2.4) and $7.8, respectively, in fiscal 2025, 2024 and 2023. The Company accrued immaterial penalties in fiscal 2025 and immaterial penalties in fiscal 2024, and no penalties in fiscal 2023. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2025 and 2024 is $36.6 and $30.2, respectively.
The Company is present in approximately 40 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2025 and 2024, the Company recognized a tax benefit of $33.4 and $19.0 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2025, it is reasonably possible that a decrease of up to $8.2 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
15. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2025, 2024 and 2023 is presented below:

	Year Ended June 30,
	2025	2024	2023
Interest expense	$227.0	$251.6	$261.1
Foreign exchange losses, net of derivative contracts	3.8	16.5	12.2
Interest income	(16.6)	(16.1)	(15.4)
Total interest expense, net	$214.2	$252.0	$257.9
16. EMPLOYEE BENEFIT PLANS
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During fiscal 2025, 2024 and 2023, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $15.4, $15.6 and $13.7, respectively, and the defined contribution expense for the international savings plans was $11.6, $10.9 and $9.6, respectively.
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
Settlements and Curtailments for Pension Plans
The Company recognized curtailment gains of $0.0, $0.1, and $0.7 during the years ended June 30, 2025, 2024 and 2023, respectively. Additionally, the Company recognized settlement (gains) losses of ($0.5), nil, and $0.2 of which nil, nil, and nil were related to restructuring actions during the years ended June 30, 2025, 2024 and 2023, respectively. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense (income), net in the Consolidated Statements of Operations.
Plan Amendments for Pension Plans - There were no significant Plan amendments as of June 30, 2025.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2025	2024	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation—July 1	$12.5	$13.0	$361.0	$355.6	$31.7	$36.0	$405.2	$404.6
Service cost	—	—	5.5	5.1	0.4	0.5	5.9	5.6
Interest cost	0.6	0.7	12.3	12.8	1.6	1.5	14.5	15.0
Plan participants’ contributions	—	—	1.8	1.5	0.1	0.1	1.9	1.6
Benefits paid	(1.3)	(1.3)	(17.0)	(15.5)	(2.0)	(1.8)	(20.3)	(18.6)
New employees transfers (out)/in	—	—	—	(0.8)	—	—	—	(0.8)
Premiums paid	—	—	(0.7)	(0.6)	—	—	(0.7)	(0.6)
Pension curtailment	—	—	—	(0.1)	—	—	—	(0.1)
Other (a)	—	—	(14.7)	—	—	—	(14.7)	—
Pension settlement	—	—	(1.1)	(0.1)	—	—	(1.1)	(0.1)
Actuarial loss (gain)	(0.5)	0.1	(8.7)	8.5	(1.0)	(4.5)	(10.2)	4.1
Effect of exchange rates	—	—	34.5	(5.4)	0.2	(0.1)	34.7	(5.5)
Benefit obligation—June 30	$11.3	$12.5	$373.0	$361.0	$31.0	$31.7	$415.3	$405.2

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$128.0	$120.9	$0.2	$0.1	$128.2	$121.0
Actual return on plan assets	—	—	5.0	8.6	—	—	5.0	8.6
Employer contributions	1.3	1.3	16.1	15.2	1.9	1.7	19.3	18.2
Plan participants’ contributions	—	—	1.8	1.5	0.1	0.2	1.9	1.7
Benefits paid	(1.3)	(1.3)	(17.1)	(15.5)	(2.0)	(1.8)	(20.4)	(18.6)
New employees transfers (out)/in	—	—	—	(0.8)	—	—	—	(0.8)
Premiums paid	—	—	(0.7)	(0.6)	—	—	(0.7)	(0.6)
Plan settlements	—	—	(1.2)	(0.1)	—	—	(1.2)	(0.1)
Other (a)	—	—	(14.7)	—	—	—	(14.7)	—
Effect of exchange rates	—	—	12.7	(1.2)	—	—	12.7	(1.2)
Fair value of plan assets—June 30	—	—	129.9	128.0	0.2	0.2	130.1	128.2
Funded status—June 30	$(11.3)	$(12.5)	$(243.1)	$(233.0)	$(30.8)	$(31.5)	$(285.2)	$(277.0)

(a) In connection with the P&G Beauty business acquisition in 2016, the Company assumed certain international pension and OPEB obligations and assets (the “P&G plans”). At that time, the P&G plans had an active legal dispute that has been resolved during fiscal 2023, resulting in $16.2 of additional assets being paid to the Coty plans. The projected benefit obligation has also increased $16.2 to reflect the liability to distribute these funds to the employees who were originally in the P&G plans. These assets were fully paid out during fiscal 2025.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2025 and 2024, are presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2025	2024	2025	2024	2025	2024	2025	2024
Noncurrent assets	$—	$—	$2.9	$1.8	$—	$—	$2.9	$1.8
Current liabilities	(1.3)	(1.3)	(0.9)	(0.2)	(2.1)	(2.1)	(4.3)	(3.6)
Noncurrent liabilities	(10.0)	(11.2)	(245.1)	(234.6)	(28.7)	(29.4)	(283.8)	(275.2)
Funded status	(11.3)	(12.5)	(243.1)	(233.0)	(30.8)	(31.5)	(285.2)	(277.0)
AOC(L)/I	1.1	0.5	59.4	47.8	17.2	19.1	77.7	67.4
Net amount recognized	$(10.2)	$(12.0)	$(183.7)	$(185.2)	$(13.6)	$(12.4)	$(207.5)	$(209.6)

The projected benefit obligation actuarial gain of $9.2 for the fiscal year ended June 30, 2025 was primarily driven by the adjustment in the pension increase assumption for the German plans and the updates to the withdrawal rates for the French plans since the fiscal year ended June 30, 2024. The actuarial gain was partially offset by the asset loss of $0.3 as a result of lower than expected asset performance in Germany and Switzerland. The projected benefit obligation actuarial loss of $8.6 for the fiscal year ended June 30, 2024 was primarily driven by decreases in discount rates due to inflation since the fiscal year ended June 30, 2023. The actuarial loss in the projected benefit obligation was partially offset by an asset gain of $3.7 as a result of higher than expected asset performance in Germany, Switzerland and Belgium.

During fiscal 2025 and fiscal 2024, the retiree medical and life insurance plan experienced a gain on the liability of $1.0 and $4.5, respectively, primarily driven by an increase in the discount rate, retirees and spouses waiving medical coverage, and changes in pre-65 medical claim costs. The gain was slightly offset by increases in the medical trend assumption.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $11.3 and $12.5 as of June 30, 2025 and 2024, respectively. The accumulated benefit obligation for international defined benefit pension plans was $364.3 and $351.9 as of June 30, 2025 and 2024, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2025	2024	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$11.3	$12.5	$357.6	$346.8	$11.3	$12.5	$357.6	$346.8
Accumulated benefit obligation	11.3	12.5	349.9	338.7	11.3	12.5	349.9	338.7
Fair value of plan assets	—	—	112.3	112.2	—	—	112.3	112.2

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$5.5	$5.1	$4.8	$0.4	$0.5	$0.6	$5.9	$5.6	$5.4
Interest cost	0.6	0.7	0.7	12.3	12.8	10.9	1.6	1.5	1.7	14.5	15.0	13.3
Expected return on plan assets	—	—	—	(5.2)	(4.8)	(3.4)	—	—	—	(5.2)	(4.8)	(3.4)
Amortization of prior service (credit) cost	—	—	—	(0.1)	(0.1)	(0.1)	—	(0.2)	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of net (gain) loss	0.1	(0.9)	(2.9)	(1.2)	(2.4)	(0.7)	(3.3)	(3.5)	(2.4)	(4.4)	(6.8)	(6.0)
Settlements (gain) loss recognized	—	—	—	(0.5)	—	0.2	—	—	—	(0.5)	—	0.2
Curtailment (gain) loss recognized	—	—	—	—	(0.1)	(0.7)	—	—	—	—	(0.1)	(0.7)
Net periodic benefit cost	$0.7	$(0.2)	$(2.2)	$10.8	$10.5	$11.0	$(1.3)	$(1.7)	$(0.3)	$10.2	$8.6	$8.5
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net actuarial (loss) gain	$1.1	$0.5	$59.0	$47.2	$17.2	$19.1	$77.3	$66.8
Prior service credit (cost)	—	—	0.4	0.6	—	—	0.4	0.6
Total recognized in AOC(L)/I	$1.1	$0.5	$59.4	$47.8	$17.2	$19.1	$77.7	$67.4
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net actuarial (loss) gain	$0.5	$(0.1)	$8.5	$(4.8)	$1.0	$4.5	$10.0	$(0.4)
Amortization or curtailment recognition of prior service (credit) cost	—	—	(0.1)	(0.1)	—	(0.2)	(0.1)	(0.3)
Recognized net actuarial (gain) loss	0.1	(0.9)	(1.7)	(2.4)	(3.3)	(3.5)	(4.9)	(6.8)
Effect of exchange rates	—	—	5.0	(0.9)	0.3	(0.1)	5.3	(1.0)
Total recognized in OCI/(L)	$0.6	$(1.0)	$11.6	$(8.2)	$(2.0)	$0.7	$10.2	$(8.5)
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2025	2024	2025	2024	2025	2024
Discount rates	5.2%-5.4%	5.3%-5.4%	1.1%-3.9%	1.5%-3.9%	3.9%-5.6%	3.8%-5.4%
Future compensation growth rates	N/A	N/A	1.0%-2.7%	1.0%-3.2%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2025, 2024 and 2023 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rates	5.3%-5.4%	4.9%-5.3%	4.0%-4.7%	1.5%-3.9%	2.0%-4.2%	2.3%-3.4%	3.8%-5.4%	4.1%-5.1%	2.9%-4.7%
Future compensation growth rates	N/A	N/A	N/A	1.0%-3.2%	1.3%-3.2%	1.1%-3.2%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	3.5%-4.5%	3.5%-4.5%	2.7%-3.8%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2025	2024	2023
Health care cost trend rate assumed for next year	8.7%	8.3%	7.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2034	2032	2030
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
The target asset allocations for the Company’s pension plans as of June 30, 2025 and 2024, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2025	2024
Equity securities	50%	49%	35%
Fixed income securities	34.0%	34%	38%
Cash and other investments	16%	17%	27%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2025 and 2024 are presented below:

	Level 1		Level 2		Level 3		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Equity securities	$47.2	$32.8	$—	$—	$—	$—	$47.2	$32.8
Fixed income securities:
Corporate securities	30.6	38.2	—	—	—	—	30.6	38.2
Other:
Cash and cash equivalents	—	0.3	—	—	—	—	—	0.3
Insurance contracts and other	—	—	—	—	52.3	56.9	52.3	56.9
Total pension plan assets	$77.8	$71.3	$—	$—	$52.3	$56.9	$130.1	$128.2
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2025 and 2024 are presented below:

	June 30, 2025	June 30, 2024
Insurance contracts:
Fair value—July 1	$56.9	$51.4
Return on plan assets	1.4	3.3
Purchases, sales and settlements, net	(12.1)	2.4
Effect of exchange rates	6.1	(0.2)
Fair value—June 30	$52.3	$56.9
Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $17.1 and $2.1 to its international pension and other post-employment benefit plans, respectively, during fiscal 2026.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2026	$1.3	$25.2	$2.1	$28.6
2027	1.2	22.0	2.3	25.5
2028	1.2	21.7	2.5	25.4
2029	1.1	23.8	2.7	27.6
2030	1.1	22.8	2.9	26.8
2031 - 2032	4.6	117.2	14.8	136.6
17. DERIVATIVE INSTRUMENTS
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
In January and April 2025, the Company entered into cross-currency swap contracts in the notional amount of $750.0 and $250.0, respectively, and designated these cross-currency swaps as hedges of its net investment in a certain foreign subsidiary.
As of June 30, 2025 and 2024, the notional amounts of the outstanding forward foreign exchange contracts designated as cash flow hedges were $17.3 and $22.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. As of June 30, 2025 and 2024, the notional amounts of these outstanding non-designated foreign currency forward contracts were $1,102.5 and $1,797.6, respectively.

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
As of June 30, 2023, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $200.0, which were fully terminated in December 2023 for a cash receipt of $2.1. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination. As the forecasted interest expense under the original swap agreements was still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") was amortized over the remaining life of the swaps. The Company had no outstanding interest rate swap contracts as of June 30, 2025.
In addition, the Company from time to time uses cross-currency swaps to economically lower the interest rate on our loan portfolio. In January and April 2025, the Company entered into cross-currency swap contracts designated as hedges of net investment in a certain foreign subsidiary to effectively reduce the interest rates on the 2030 and 2029 Dollar Senior Secured Notes from 6.625% and 4.75% in U.S. dollars to 2.671% and 1.248% in Swiss Franc, respectively. The cross-currency swaps will expire upon maturity of the respective debt.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments.
In January and April 2025, the Company expanded its net investment hedge activity by entering into cross-currency swaps with a gross notional value at inception of $750.0 and ₣676.9 million (Swiss Franc) and $250.0 and ₣203.6 million, respectively, maturing in July 2030 and January 2029, respectively, and designated these cross-currency swaps as hedges of its net investment in a certain foreign subsidiary.
As of June 30, 2025 and 2024, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €1,593.9 million and €1,611.6 million, respectively. The designated hedge amounts were considered highly effective.
The gains and losses related to these instruments are included in AOCI/(L) and will remain until the sale or substantial liquidation of the underlying net investments.
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

In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. Refer to Note 19—Equity and Convertible Preferred Stock.

In December 2024, the Company entered into an agreement to extend the maturity of the December 2022 Forward by one year to fiscal 2026. Refer to Note 19—Equity and Convertible Preferred Stock.

In February 2025, the Company paid $191.1 in Hedge Valuation Adjustments on the forward repurchase contracts. Refer to Note 19—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
Foreign currency borrowings classified as net investment hedges—The accumulated (loss) gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(91.6) and $14.6 as of June 30, 2025 and 2024, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Cross-currency swap instruments classified as net investment hedges—The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(113.2) and $(37.6) as of June 30, 2025 and 2024, respectively.
Foreign exchange forward contracts classified as cash flow hedges—The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(1.1) and $2.1 as of June 30, 2025 and 2024, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(1.1). As of June 30, 2025, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2025	2024	2023
Foreign exchange forward contracts	$(1.1)	$2.0	$(3.7)
Interest rate swap contracts	—	(0.1)	5.4
Cross-currency swap contracts	(75.6)	—	—
Foreign currency borrowings	(106.2)	26.8	(53.9)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2025		2024		2023
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$2.2	$—	$(2.6)	$—	$(1.6)	$—
Interest rate swap contracts:
Amount of gain reclassified from AOCI into income	—	1.3	—	2.0	—	8.3
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2025	2024	2023
Foreign exchange contracts	Selling, general and administrative expenses	$(0.7)	$0.1	$(5.1)
Foreign exchange contracts	Interest income (expense), net	(11.1)	(30.1)	(69.3)
Foreign exchange and forward repurchase contracts	Other income (expense), net	(291.7)	(124.2)	168.7

18. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2025, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East (“Middle East Subsidiary”). The noncontrolling interest holder in the Company’s Middle East Subsidiary had a 25% ownership share. The Company has the ability to purchase the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029 (the “Call right”). In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to additional paid-in capital (“APIC”). The Company recognized $94.2 and $93.6 as the redeemable noncontrolling interest balances as of June 30, 2025 and 2024, respectively.

Middle East Subsidiary
Percentage of redeemable noncontrolling interest	25%
Earliest exercise date(s)	December 2028
Formula of redemption value(a)	3-year average of EBIT * 6

(a) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
19. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2025, the Company’s Common Stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2025, total authorized shares of Class A Common Stock were 1,250.0 million and total outstanding shares of Class A Common Stock were 872.3 million.
In the fiscal years ended June 30, 2025, 2024, and 2023, the Company issued 4.4, 9.8, and 13.8 million shares of its Class A Common Stock, respectively, and received $0.0, $13.5, and $0.9 in cash, in connection with the exercise of employee stock options and settlement of RSUs.
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
The Company’s Majority Stockholder
During the fiscal years ended June 30, 2025, 2024 and 2023, JAB Beauty B.V. (“JAB”), the Company’s largest stock holder, acquired 0.0, 3.0 and 0.0 million shares, respectively, of Class A Common Stock in the open market.
As of June 30, 2025, JAB may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Series B Preferred Stock (the “Series B Preferred Stock”) on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 20—Share-Based Compensation Plans for additional information.
Preferred Stock
As of June 30, 2025, total authorized shares of preferred stock are 20.0 million.
Series A Preferred Stock
As of June 30, 2025, there were 1.0 million shares of Series A Preferred Stock, par value of $0.01 per share, authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.

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
An (income) expense of $0.0, $(0.8), and $0.2, was recorded during fiscal 2025, 2024 and 2023, respectively, and has been included in Selling, general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2025 and 2024, the Company classified nil of Series A Preferred Stock as a liability, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Rainbow Aggregator L.P. (“KKR Aggregator”) of 1.0 million shares of Convertible Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and its affiliated investment funds sold 146,057 shares of Series B Preferred Stock, to HFS Holdings S.à r.l, that is beneficially owned by Peter Harf, a director of the Company.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”) has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the twelve months ended June 30, 2025, 2024, and 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2, $13.2, and $13.2 and paid accrued dividends of $13.2, $13.2, and $13.2, respectively. As of June 30, 2025 and 2024, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Dividends - Common Stock
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the year ended June 30, 2025.
The change in dividends accrued recorded to APIC in the Consolidated Balance Sheet as of June 30, 2025 and 2024 was nil, which represents dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.1, $0.3, and $0.7 of which nil, $0.1, and $0.2 related to employee taxes, for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2025, 2024, and 2023, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Other current liabilities are $0.7 and $0.8 as of June 30, 2025 and 2024, respectively.
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company’s share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2025, the Company has $796.8 remaining under the Share Repurchase Program.
In June 2022, December 2022 and November 2023, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $200.0, $196.0, and $294.0 share buyback programs in 2024, 2025 and 2026, respectively. In connection with the June 2022, December 2022, and November 2023 Forward transactions, the Company incurred certain execution fees of $2.0, $2.0, and $2.9, respectively, which were recognized as a premium to the forward price recorded at inception and amortized ratably over the contract periods.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 7.2% and 7.6%, respectively, as of June 30, 2025.
As part of the December 2022 Forward transaction, the Counterparties purchased approximately 22.5 million shares of the Company’s Class A Common Stock. In addition, as part of the November 2023 Forward transaction, the Counterparties purchased 25.0 million shares of the Company’s Class A Common Stock. These Forward agreements require the Company to: (i) repurchase the shares on or before December 15, 2025 and December 31, 2025, respectively, at a price based on the weighted average of the daily volume weighted average price (“VWAP”) during the initial acquisition period (“Initial Price”); or (ii) at the Company’s option, pay or receive the difference between the Final Price, defined as the weighted average of the daily VWAP during the unwind period as defined in the agreement, and Initial Price of the Forwards.
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
In October 2024, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the November 2023 Forward, which resulted in a cash payment of $61.8 to the Counterparties. In November 2024, the Company entered into agreements with the Counterparties for a temporary contractual amendment to the Hedge Valuation Adjustment, which was effective from October 2024 through February 2025, resulting in a refund of $61.8 from the Counterparties. The amendment did not apply to the December 2022 Forward.
In February 2025, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the December 2022 Forward and the amended November 2023 Forward, which resulted in a cash payment of $191.1 to the Counterparties. This resulted in a downward adjustment to the initial price at acquisition for these Forwards.
In the event the Company declares and pays any cash dividends on its Class A Common Stock, the Forward Counterparties will be entitled to such dividend payments and payable at termination of the Forwards.
Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense, net in the Consolidated Statement of Operations. See Note 17 - Derivative Instruments for additional information.
The fair values of the Company’s Forwards were $(77.5) and $(12.4) as of June 30, 2025 and 2024, respectively. The Forwards are valued principally based on the change in the quoted market price of the Company’s common stock price between the inception date and the end of the period. We classify these instruments as Level 2.
Accumulated Other Comprehensive (Loss) Income

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)
Other comprehensive income (loss) before reclassifications	1.2	26.8	(155.1)	(0.5)	(127.6)
Net amounts reclassified from AOCI/(L) (a)	0.2	—	—	(5.3)	(5.1)
Net current-period other comprehensive income (loss)	1.4	26.8	(155.1)	(5.8)	(132.7)
Ending balance at June 30, 2024	$2.1	$(23.0)	$(823.0)	$48.8	$(795.1)
Other comprehensive income (loss) before reclassifications	(0.8)	(181.8)	240.3	10.2	67.9
Net amounts reclassified from AOCI/(L) (a)	(2.4)	—	—	(3.8)	(6.2)
Net current-period other comprehensive income (loss)	(3.2)	(181.8)	240.3	6.4	61.7
Ending balance at June 30, 2025	$(1.1)	$(204.8)	$(582.7)	$55.2	$(733.4)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(a) Amortization of actuarial gains of $5.0 and $7.1, net of taxes of $1.2 and $1.8, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2025 and 2024, respectively (see Note 16—Employee Benefit Plans).
20. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (“the Compensation Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs, PRSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2025, 114.5 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans. As of June 30, 2025, approximately 41.0 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with new shares.
Total share-based compensation is shown in the table below:

	2025	2024	2023
Equity plan expense (a)	$49.9	$88.5	$134.7
Liability plan expense	0.1	0.3	1.2
Fringe expense	3.0	3.0	1.7
Total share-based compensation expense(b)	$53.0	$91.8	$137.6
Income tax benefits recognized in earnings related to share-based compensation	$2.1	$3.0	$2.2
(Deficiencies) Excess tax benefits related to share-based compensation	$(0.4)	$1.1	$—

(a) Equity plan shared-based compensation expense of $49.9, $88.5, and $134.7 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
(b)Expenses relating to share-based awards granted to non-Coty employees (Wella) are recorded within Other expense (income), net, within the Consolidated Statement of Operations. See Note 23 -Related Party Transactions for additional information.
The share-based compensation expense for fiscal 2025, 2024 and 2023 of $53.0, $91.8, and $137.6, respectively, includes $53.8, $91.8, and $138.7 expense for the respective period offset by $(0.8), nil, and $(1.1) of income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments.
As of June 30, 2025, the total unrecognized share-based compensation expense related to unvested stock options, PRSUs, and restricted stock units and other share awards is $0.0, $4.5 and $103.9, respectively. The unrecognized share-based compensation expense related to unvested stock options, PRSUs, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 0.00, 1.62 and 2.75 years, respectively.
Non-Qualified Stock Options
During fiscal 2025, 2024 and 2023, the Company did not grant any non-qualified stock option awards. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
Non-qualified stock options generally become exercisable five years from the date of the grant or on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. All grants expire ten years from the date of the grant.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding non-qualified stock options as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	3.6	$13.82
Forfeited	(0.2)	12.69
Outstanding at June 30, 2025	3.4	$13.89
Vested and expected to vest at June 30, 2025	3.4	$13.89	$—	2.91
Exercisable at June 30, 2025	3.4	$13.89	$—	2.91
Of the 3.4 million stock options outstanding at June 30, 2025, 1.6 million vest on the fifth anniversary of the grant date and 1.8 million vest on the graded vesting schedule.
As of June 30, 2025, the grant prices of the outstanding options ranged from $11.08 to $18.55, and the grant prices for exercisable options ranged from $11.08 to $18.55.
The total intrinsic value of stock options vested and exercised during fiscal 2025, 2024 and 2023 was $0.0, $1.2 and $0.1.
The Company’s non-vested non-qualified stock options as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2024	0.3	$3.41
Vested	(0.2)	3.41
Forfeited	(0.1)	3.41
Non-vested at June 30, 2025	—	$—
The share-based compensation expense recognized on the non-qualified stock options was $0.1, $0.3 and $1.3 during fiscal 2025, 2024 and 2023, respectively.
Series A Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2025, 2024 and 2023 and the Company recognized an (income) expense of $0.0, $(0.8) and $0.2 in fiscal 2025, 2024 and 2023, respectively. See Note 19—Equity and Convertible Preferred Stock for additional information.
The Company uses the binomial lattice or the Black-Scholes model to value the outstanding Series A Preferred Stocks. The fair value of the Company’s outstanding Series A Preferred Stock was estimated with the following assumptions.

2023
Expected life, in years	0.74 years
Expected volatility	66.31%
Risk-free rate of return	5.44%
Dividend yield on Class A Common Stock	—%
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
Series A Preferred Shares generally expire seven years from the date of the grant.
The Company’s outstanding Series A Preferred Shares as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	1.0	$—
Forfeited	—	—
Outstanding at June 30, 2025	1.0	—
Vested and expected to vest at June 30, 2025	—	$—	$—	—
Exercisable	—	$—	$—	—
The Company has no non-vested shares of Series A Preferred Stock as of June 30, 2025 or 2024.
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
Restricted Stock Units
During fiscal 2025, 2024 and 2023, 3.6 million, 4.1 million and 17.2 million RSUs were granted under the Omnibus LTIP and 0.3 million, 0.3 million and 0.3 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s outstanding RSUs as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2024	22.1
Granted	3.9
Settled	(6.1)
Cancelled	(0.8)
Outstanding at June 30, 2025	19.1
Vested and expected to vest at June 30, 2025	16.5	$76.6	2.44
The share-based compensation expense recorded in connection with the RSUs and other share awards was $56.4, $78.5 and $131.9 during fiscal 2025, 2024 and 2023, respectively, of which $20.5, $36.5, and $96.6 related to Ms. Nabi's award, as described above.
The Company’s outstanding and non-vested RSUs as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2024	21.3	$9.92
Granted	3.9	7.51
Vested	(6.4)	9.12
Cancelled	(0.8)	7.98
Outstanding and nonvested at June 30, 2025	18.0	$9.76
The total intrinsic value of RSUs vested and settled during fiscal 2025, 2024 and 2023 is $50.8, $166.7 and $34.3, respectively.
Performance Restricted Stock Units
During fiscal 2025, 2024, and 2023, 4.1 million, 4.0 million, and 1.2 million PRSUs were granted under the Omnibus LTIP, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding PRSUs as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2024	5.1
Granted	4.1
Settled	—
Cancelled	(0.2)
Outstanding at June 30, 2025	9.0
Vested and expected to vest at June 30, 2025	1.7	7.8	0.90
The share-based compensation expense recorded in connection with the PRSUs was $(3.5), $10.7, and $1.5 during fiscal 2025, 2024 and 2023, respectively, of which $(3.7), $5.4, and nil related to Ms. Nabi's award, as described above.
The Company’s outstanding and non-vested PRSUs as of June 30, 2025 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2024	5.1	$9.66
Granted	4.1	8.58
Vested	—
Cancelled	(0.2)	(8.44)
Outstanding and nonvested at June 30, 2025	9.0	$9.20
The total intrinsic value of PRSUs vested and settled during fiscal 2025, 2024 and 2023 was $0.0, nil, and nil.
Restricted Stock
During fiscal 2025, 2024 and 2023, 0.0 million, 0.3 million, and 0.4 million, restricted stock awards were granted under the Omnibus LTIP, respectively.
The share-based compensation expense recorded in connection with the restricted stock was $0.0, $3.1, $2.7 during fiscal 2025, 2024 and 2023, respectively.
The Company has no outstanding and non-vested restricted stock as of June 30, 2025.
The total intrinsic value of restricted stock vested and settled during fiscal 2025, 2024 and 2023 was $0.0, $5.0 and $2.6, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, the Company’s former Chairman of the Board and interim CEO, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units vested on the fifth anniversary of the grant date and remain outstanding as of June 30, 2025.
21. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net (loss) income attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net (loss) income attributable to Coty Inc. less any dividends on Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net (loss) income attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Series B Preferred Stock, if dilutive, and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of non-qualified stock options, Series A Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Series B Preferred Stock as of June 30, 2025, 2024 and 2023.
Net (loss) income attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2025, 2024 and 2023. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2025	2024	2023
Amounts attributable to Coty Inc.:
Net (loss) income	$(367.9)	$89.4	$508.2
Convertible Series B Preferred Stock dividends	(13.2)	(13.2)	(13.2)
Net (loss) income attributable to common stockholders	(381.1)	76.2	495.0
Net (loss) income attributable to common stockholders	$(381.1)	$76.2	$495.0
Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	870.9	874.4	849.0
Effect of dilutive stock options and Series A Preferred Stock (a)	—	0.1	—
Effect of restricted stock, PRSUs and RSUs (b)	—	8.9	13.8
Effect of Convertible Series B Preferred Stock (c)	—	—	23.7
Effect of Forward Repurchase Contracts (d)	—	—	—
Weighted-average common shares and common share equivalents outstanding—Diluted	870.9	883.4	886.5

Earnings (losses) per common share
(Losses) earnings per common share - basic	$(0.44)	$0.09	$0.58
(Losses) earnings per common share - diluted (e)	$(0.44)	$0.09	$0.57

(a) As of June 30, 2025, 2024, and 2023, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.5 million, 2.8 million, and 4.8 million weighted average anti-dilutive shares of Common Stock, respectively, were excluded from the computation of diluted EPS.
(b) As of June 30, 2025, 2024, and 2023, there were 11.6 million, 1.0 million, and 3.2 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c ) As of June 30, 2025 and 2024, no dilutive shares of Convertible Series B Preferred Stock, respectively, were included in the computation of diluted EPS as their inclusion would be anti-dilutive. As of June 30, 2023, 23.7 dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be dilutive.
(d) For the twelve months ended June 30, 2025, 2024, and 2023, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, PRSUs and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $13.2, $13.2, and $13.2, respectively, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $248.1, $73.4, and $(101.8), respectively, if dilutive, for the twelve months ended June 30, 2025, 2024, and 2023 on net income applicable to common stockholders during the period.

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
Cosmetic Talcum Powder Matters. The Company has been named as a defendant in numerous civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos leading to bodily injury. Most of these actions involve a number of co-defendants and, to date, many such actions have been resolved by settlement or other resolution acceptable to the Company. In each of the previous fiscal years the value of settlements, both individually and in the aggregate, has not been material but, due to the rising number of filed and pending cases against the Company, as well as the evolving litigation landscape, settlement values and other costs associated with these cases have increased and are likely to increase in the future. The Company believes that a limited portion of its costs incurred in defending and resolving certain of these claims will be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions and policy limits and, in some cases, there may be indemnity obligations of third parties. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters, individually or collectively. The Company has accrued for such litigation when the likelihood of loss is probable and a reasonable estimate of such loss can be made, and such accruals are not material to the Company’s consolidated financial statements. However, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of June 30, 2025 are:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of June 30, 2025
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$726.5 million (approximately $132.6)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$469.4 million (approximately $85.7)
Nov-22		IPI	2018-2019	R$639.5 million (approximately $116.7)
Mar-24		IPI	2020	R$36.0 million (approximately $6.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$242.4 million (approximately $44.2)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated (a)	ICMS	2016-2020	R$56.9 million (approximately $10.4)
(a) During August 2025, the administrative case was decided in Coty’s favor. The tax authorities have a month to appeal the decision.

For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State, for which the Company received an unfavorable first and second instances ruling. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State Court as the case is under discussion. The motion to grant the suspension of the state’s ability to collect the above tax incentives was dismissed and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case. The case was heard in the first half of the current fiscal year, and is now expected to conclude in the first half of the next fiscal year. The Company has been required to provide surety bonds of R$148.8 million (approximately $27.2) and cash deposits of R$163.3 million (approximately $29.8) as of June 30, 2025, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, an additional case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has filed a motion to stay against the Goiás State seeking the dismissal of the ICMS tax collection and is currently awaiting a decision from the tax authorities. The Company has been required to provide surety bonds of R$446.2 million (approximately $81.4) as of June 30, 2025, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$347.4 million (approximately $63.4) as of June 30, 2025, to guarantee payment if the case is resolved against the Company.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Other Commitments
At June 30, 2025, the aggregate future minimum purchase obligations, which include commitments to purchase inventory and other services agreements, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations
2026	$741.6
2027	80.1
2028	36.0
2029	0.1
2030	—
Thereafter	—
Total	$857.8
23. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately six years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2025, would be approximately $3.3. The Company has assessed the probability of default by the assignee and has determined it to be remote.
Equity Transfer Agreement
In connection with the Award granted to the Company’s CEO on June 30, 2021, JAB Beauty B.V. agreed to transfer to her (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to her when the Award vests, which has now been fulfilled. See Note 20—Share-Based Compensation Plans for more information on the Award.
Relationship with KKR
As noted in Note 19—Equity and Convertible Preferred Stock, in fiscal 2020, KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveyed to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis. As a result of various conversions/exchanges described below, KKR no longer holds any preferred stock of the Company and no longer has the right to designate any directors to the Company's Board of Directors.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 12—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
As of June 30, 2025, Coty owned 25.84% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 10—Equity Investments.
On December 22, 2021, the Company entered into an agreement with (“KKR Bidco”) related to post-closing adjustments to the purchase consideration the Wella Business. In relation to this contingent consideration agreement, the Company recognized gains of $10.1, $19.7, and $30.8, during fiscal 2025, 2024 and 2023, respectively, reported in Other expense (income), net.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”) and the Company performed services for Wella in exchange for related service fees. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, as well as previously existing distribution services in Brazil during fiscal 2024. The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.2 and $5.0, respectively, for the year ended

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
June 30, 2025, $2.2 and $10.0, respectively, for the year ended June 30, 2024, and $3.3 and $7.6, respectively for the year ended June 30, 2023. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates. Fees earned and reflected in Other expense (income), net in fiscal years 2025, 2024 and 2023 were $1.2, $1.2, and $2.7, respectively.
As of June 30, 2025, accounts receivable from and accounts payable to Wella of $34.6 and $0.4, respectively, were included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the Company's Balance Sheets. Additionally, as of June 30, 2025, the Company has accrued $35.1 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Consolidated Balance Sheet.
Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the years ended June 30, 2025, 2024 and 2023, Coty recorded $0.7, $2.1, and $4.6 of share-based compensation expense related to Wella employees, which was presented as part of Other expense (income), net in the Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. For the years ended June 30, 2025, 2024 and 2023, the Company reported sublease income of $7.6, $8.2, and $9.1 from Wella.
Consulting Services and Other Arrangements
Until June 30, 2023, director Beatrice Ballini was a senior member at Russell Reynolds Associates, which provided $0.9 in recruiting services to the Company in fiscal 2023. As of fiscal 2024, Russell Reynolds Associates is no longer a related party.
24. SUBSEQUENT EVENTS
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in July 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is in the process of evaluating the impact of the Act to its consolidated financial statements.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2025, 2024, and 2023
($ in millions, except per share data)
Valuation and Qualifying Accounts (a)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2025	$24.3	12.3	(7.6)	(a)	$29.0
2024	23.2	8.9	(7.8)	(a)	24.3
2023	53.4	4.3	(34.5)	(a)	23.2
Allowance for customer returns:
2025	$63.8	132.2	(143.4)		$52.6
2024	82.8	112.6	(131.6)		63.8
2023	95.3	103.0	(115.5)		82.8
Deferred tax valuation allowances:
2025	$151.4	128.9	(6.2)		$274.1
2024	60.7	100.9	(10.2)		151.4
2023	41.7	21.7	(2.7)		60.7

(a)Includes amounts written-off, net of recoveries and cash discounts.

S-1