Form 10-Q
period 2025-09-30
COTY INC.
filed 2025-11-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At October 24, 2025, 874,617,676 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net revenues	$1,577.2	$1,671.5
Cost of sales	560.4	576.9
Gross profit	1,016.8	1,094.6
Selling, general and administrative expenses	793.5	808.0
Amortization expense	39.3	48.1
Restructuring costs	(1.0)	0.7
Operating income	185.0	237.8
Interest expense, net	46.6	61.8
Other expense, net	31.3	43.3
Income before income taxes	107.1	132.7
Provision for income taxes	33.1	42.0
Net income	74.0	90.7
Net income attributable to noncontrolling interests	2.1	2.1
Net income attributable to redeemable noncontrolling interests	4.0	5.7
Net income attributable to Coty Inc.	$67.9	$82.9
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	67.9	82.9
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net income attributable to common stockholders	$64.6	$79.6

Earnings per common share:
Earnings per common share - basic	0.07	0.09
Earnings per common share - diluted	0.07	0.09
Weighted-average common shares outstanding:
Basic	872.8	867.9
Diluted	876.3	875.3
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net income	$74.0	$90.7
Other comprehensive income (loss):
Foreign currency translation adjustment	13.7	120.6
Net unrealized derivative loss on cash flow hedges, net of taxes of $0.0 and $0.4 during the three months ended, respectively	(0.1)	(0.8)
Pension and other post-employment benefits adjustment, net of tax of $2.4 and $(0.4) during the three months ended, respectively	1.2	0.9
Total other comprehensive income, net of tax	14.8	120.7
Comprehensive income	88.8	211.4
Comprehensive income attributable to noncontrolling interests:
Net income	2.1	2.1
Foreign currency translation adjustment	(0.1)	—
Total comprehensive income attributable to noncontrolling interests	2.0	2.1
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.0	5.7
Foreign currency translation adjustment	0.1	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	4.1	5.8
Comprehensive income attributable to Coty Inc.	$82.7	$203.5
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$264.6	$257.1
Restricted cash	8.5	13.3
Trade receivables—less allowances of $34.3 and $29.0, respectively	755.1	526.4
Inventories	807.5	794.5
Prepaid expenses and other current assets	338.0	362.0
Total current assets	2,173.7	1,953.3
Property and equipment, net	679.1	709.2
Goodwill	4,073.1	4,062.2
Other intangible assets, net	3,176.7	3,214.8
Equity investment	1,003.0	1,002.0
Operating lease right-of-use assets	253.6	265.7
Deferred income taxes	561.0	561.6
Other noncurrent assets	138.3	138.9
TOTAL ASSETS	$12,058.5	$11,907.7
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,900.5	$1,890.0
Short-term debt and current portion of long-term debt	2.7	3.5
Current operating lease liabilities	64.0	64.4
Income and other taxes payable	71.0	66.8
Other current liabilities	508.6	513.6
Total current liabilities	2,546.8	2,538.3
Long-term debt, net	4,021.9	3,955.5
Long-term operating lease liabilities	209.0	221.8
Pension and other post-employment benefits	283.2	283.8
Deferred income taxes	469.4	467.6
Other noncurrent liabilities	472.7	485.1
Total liabilities	8,003.0	7,952.1
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at September 30, 2025 and June 30, 2025	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	91.4	94.2
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at September 30, 2025 and June 30, 2025	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 968.1 and 966.5 issued and 873.9 and 872.3 outstanding at September 30, 2025 and June 30, 2025, respectively	9.6	9.6
Additional paid-in capital	11,347.8	11,329.8
Accumulated deficit	(5,198.5)	(5,266.4)
Accumulated other comprehensive loss	(718.6)	(733.4)
Treasury stock—at cost, shares: 94.3 at September 30, 2025 and June 30, 2025	(1,796.9)	(1,796.9)
Total Coty Inc. stockholders’ equity	3,643.4	3,542.7
Noncontrolling interests	178.3	176.3
Total equity	3,821.7	3,719.0
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,058.5	$11,907.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2025
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2025	1.0	$—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4
Exercise of employee stock options and restricted stock units			1.6	—	—					—		—
Share-based compensation expense			—		14.4					14.4		14.4
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock			—							—		—		(3.3)
Net income						67.9				67.9	2.1	70.0	4.0
Other comprehensive income							14.8			14.8	(0.1)	14.7	0.1
Adjustment of redeemable noncontrolling interests to redemption value					6.9					6.9		6.9	(6.9)
Distribution to noncontrolling interests, net										—	—	—
BALANCE—September 30, 2025	1.0	$—	968.1	$9.6	$11,347.8	$(5,198.5)	$(718.6)	94.3	$(1,796.9)	$3,643.4	$178.3	$3,821.7	$91.4	$142.4
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
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74.0	$90.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.9	104.6
Non-cash lease expense	15.8	15.6
Deferred income taxes	14.6	19.1
Provision for bad debts	4.2	2.7
Provision for pension and other post-employment benefits	2.8	2.7
Share-based compensation	14.5	17.0
Gain on sale of other long-lived assets	(0.2)	—
(Gains)/losses from equity investments, net	(1.0)	1.0
Foreign exchange effects	(3.4)	12.9
Losses on forward repurchase contracts, net	29.0	29.9
Other	5.3	15.4
Change in operating assets and liabilities
Trade receivables	(230.2)	(251.6)
Inventories	(11.0)	2.5
Prepaid expenses and other current assets	24.7	2.1
Accounts payable and accrued expenses	35.3	(29.0)
Other current liabilities	30.3	28.9
Operating lease liabilities	(15.6)	(13.6)
Income and other taxes payable	0.2	27.0
Other noncurrent assets	8.4	(11.4)
Other noncurrent liabilities	(27.4)	0.9
Net cash provided by operating activities	65.2	67.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54.0)	(75.3)
Proceeds from sale of other long-lived assets	0.2	—
Payment for acquisition of license agreement	—	(2.0)
Net cash used in investing activities	(53.8)	(77.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	536.7	319.4
Repayments of revolving loan facilities	(475.3)	(322.6)
Dividend payments on Class B Preferred Stock	(3.3)	(3.3)
Net (payments of) proceeds from foreign currency contracts	(2.6)	5.4
Payments related to forward repurchase contracts	(58.1)	(6.7)
Distribution to noncontrolling interests	(3.7)	—
Payment of deferred financing fees	—	(2.0)
All other	(1.3)	(0.6)
Net cash used in financing activities	(7.6)	(10.4)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1.1)	7.2
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.7	(13.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	270.4	320.6

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$273.1	$307.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$58.3	$57.5
Cash paid for income taxes, net of refunds received	13.9	14.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$57.3	$69.9
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2026” refer to the fiscal year ending June 30, 2026. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2025. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2026. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2025 and June 30, 2025, the Company had restricted cash of $8.5 and $13.3, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2025 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2025. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other expense, net within the Condensed Consolidated Statements of Operations (see Note 6—Equity Investment).
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
Tax Information
The effective income tax rate for the three months ended September 30, 2025 and 2024 was 30.9% and 31.7%, respectively. The decrease in the effective tax rate is primarily attributable to lower limitations on the deductibility of executive stock compensation and interest expense in the current period.

The effective tax rate of 30.9% for the three months ended September 30, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense.

The effective tax rate of 31.7% in the three months ended September 30, 2024 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2025 and June 30, 2025, the gross amount of UTBs was $241.8 and $240.8, respectively. As of September 30, 2025, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $160.9. As of September 30, 2025 and June 30, 2025, the liability associated with UTBs, including accrued interest and penalties, was $198.9 and $194.3, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.1 and $3.8 for the three months ended September 30, 2025 and 2024, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025 was $37.7 and $36.6, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The Company adopted the ASU in the first quarter of fiscal 2026 and will include the required disclosures in its Annual Report on Form 10-K for the year ending June 30, 2026. The adoption of this standard did not have any impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively, retrospectively, or on a modified prospective basis. The ASU will be effective for Coty in the first quarter of fiscal 2029. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update offers a practical expedient under which entities can elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, which is Coty fiscal 2027, with early adoption permitted. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements.

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
We have identified and presented significant segment expenses, which are included in the table below. The CODM evaluates operating income (loss) to assess segment performance, make operating decisions, and allocate resources amongst the segments by comparing budget to historical actual results.

	Three Months Ended September 30, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$1,069.5	$507.7	$—	$1,577.2
Less:
Cost of sales	321.0	239.4	—	560.4
Advertising and consumer promotion costs	278.0	131.3	—	409.3
Other segment items(a)	261.6	144.7	16.2	422.5
Operating income (loss)	$208.9	$(7.7)	$(16.2)	$185.0

Reconciliation:

Operating income				$185.0
Interest expense, net				46.6
Other expense, net				31.3
Income before income taxes				$107.1

Other segment disclosures:
Depreciation and amortization	$58.7	$36.2	$—	$94.9

	Three Months Ended September 30, 2024
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$1,114.1	$557.4	$—	$1,671.5
Less:
Cost of sales	327.7	249.2	—	576.9
Advertising and consumer promotion costs	270.7	146.1	—	416.8
Other segment items(a)	274.2	148.1	17.7	440.0
Operating income (loss)	$241.5	$14.0	$(17.7)	$237.8

Reconciliation:

Operating income				$237.8
Interest expense, net				61.8
Other expense, net				43.3
Income before income taxes				$132.7

Other segment disclosures:
Depreciation and amortization	$66.1	$38.5	$—	$104.6
(a) Other segment items primarily include administrative costs, logistics costs, stock compensation expense, amortization of definite-lived intangible assets, restructuring costs, transactional foreign exchange gains/losses, bad debt expense, and other miscellaneous costs.

Fragrance products include a variety of perfumes, colognes, and mists offering various scents to suit individual preferences and occasions. Color Cosmetic products include lip, eye, facial and other color products including nail color. Body care and other products include shower gels, body sprays, and deodorants. Skincare products include moisturizers, serums, sun treatment, cleansers, toners and anti-aging creams designed to nourish, protect and improve the skin's appearance and health.
Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2025	2024
Fragrance	70.8%	70.2%
Color Cosmetics	21.9	22.0
Body Care & Other	4.4	4.7
Skincare	2.9	3.1
Total	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended September 30,
	2025	2024
Fixed Cost Reduction Plan	—	—
Current Restructuring Actions and Other	(1.0)	0.7
Total Restructuring Actions	$(1.0)	$0.7

Fixed Cost Reduction Plan
On April 24, 2025, the Company announced a new plan to strengthen its operating model and simplify its fixed cost structure (the “Fixed Cost Reduction Plan”). Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The related liability balances were $71.0 and $74.1 at September 30, 2025 and June 30, 2025, respectively. The Company currently estimates that the total accrual will result in cash expenditures of approximately $27.6, $40.2, and $3.2 in fiscal 2026, 2027 and thereafter, respectively.

Current Restructuring Actions and Other
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The liability, which consisted primarily of employee severance, balances were $28.1 and $30.4 at September 30, 2025 and June 30, 2025 respectively. The Company estimates that the total remaining accrual of $28.1 will result in cash expenditures of approximately $14.5, $10.3, and $3.3 in fiscal 2026, 2027 and thereafter, respectively.

5. INVENTORIES
Inventories as of September 30, 2025 and June 30, 2025 are presented below:

	September 30, 2025	June 30, 2025
Raw materials	$211.2	$211.4
Work-in-process	9.7	11.2
Finished goods	586.6	571.9
Total inventories	$807.5	$794.5

6. EQUITY INVESTMENT
The Company's equity investment, classified as Equity investment in the Condensed Consolidated Balance Sheets, is summarized as follows:

	September 30, 2025	June 30, 2025
Equity investment at fair value:
Wella (a)	1,003.0	1,002.0

Total equity investment	$1,003.0	$1,002.0

(a)As of September 30, 2025 and June 30, 2025, the Company's stake in Wella was 25.84%.

The following table presents summarized financial information of the Company’s equity method investees for the period ending September 30, 2025. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended September 30,
	2025	2024
Summarized Statements of Operations information:
Net revenues	$707.9	$655.5
Gross profit	487.3	445.7
Operating income	62.7	38.7
Income (loss) before income taxes	21.6	(2.5)
Net income (loss)	6.1	(26.1)

The following table summarizes movements in the equity investment with fair value option that is classified within Level 3 for the period ended September 30, 2025. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended September 30, 2025.

Equity investment at fair value:
Balance as of June 30, 2025	$1,002.0
Total gains included in earnings	1.0
Balance as of September 30, 2025	$1,003.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investment carried at fair value as of September 30, 2025. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investment at fair value	$1,003.0	Discounted cash flows	Discount rate	9.25% (a)
			Growth rate	1.8% - 6.0% (a)

		Market multiple	Revenue multiple	1.9x – 2.1x (b)
			EBITDA multiple	9.6x – 10.5x (b)

(a)The primary unobservable inputs used in the fair value measurement of the Company's equity investment with fair value option, when using a discounted cash flow method, are the discount rate and revenue growth rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. The Company estimates the discount rate based on the investees' projected cost of equity and debt. The revenue growth rate is forecasted for future years by the investee based on their best estimates. Significant increases (decreases) in the revenue growth rate in isolation would result in a significantly higher (lower) fair value measurement.
(b)The primary unobservable inputs used in the fair value measurement of the Company's equity investment with fair value option, when using a market multiple method, are the revenue multiple and EBITDA multiple. Significant increases (decreases) in the revenue multiple or EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. The market multiples are derived from a group of guideline public companies.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2025 and June 30, 2025 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2025	$6,340.1	$1,762.2	$8,102.3
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2025	$3,229.8	$832.4	$4,062.2

Changes during the period ended September 30, 2025
Foreign currency translation	8.4	2.5	10.9

Gross balance at September 30, 2025	$6,348.5	$1,764.7	$8,113.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at September 30, 2025	$3,238.2	$834.9	$4,073.1

Other Intangible Assets, net
Other intangible assets, net as of September 30, 2025 and June 30, 2025 are presented below:

	September 30, 2025	June 30, 2025
Indefinite-lived other intangible assets	$761.1	$761.0
Finite-lived other intangible assets, net	2,415.6	2,453.8
Total Other intangible assets, net	$3,176.7	$3,214.8
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2025	$1,918.7	$1,918.7
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at June 30, 2025	$761.0	$761.0

Changes during the period ended September 30, 2025
Foreign currency translation	0.1	0.1

Gross balance at September 30, 2025	$1,918.8	$1,918.8
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at September 30, 2025	$761.1	$761.1
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2025
License agreements and collaboration agreements	$3,765.8	$(1,614.9)	$(19.6)	$2,131.3
Customer relationships	766.0	(568.9)	(5.5)	191.6
Trademarks	318.2	(208.4)	(0.5)	109.3
Product formulations and technology	87.8	(66.2)	—	21.6
Total	$4,937.8	$(2,458.4)	$(25.6)	$2,453.8
September 30, 2025
License agreements and collaboration agreements	$3,767.1	$(1,647.5)	$(19.6)	$2,100.0
Customer relationships	766.9	(573.5)	(5.5)	187.9
Trademarks	318.1	(211.2)	(0.5)	106.4
Product formulations and technology	88.1	(66.8)	—	21.3
Total	$4,940.2	$(2,499.0)	$(25.6)	$2,415.6
Amortization expense was $39.3 and $48.1 for the three months ended September 30, 2025 and 2024, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended September 30,
Lease Cost:	2025	2024
Operating lease cost	$18.7	$18.8
Short-term lease cost	0.9	0.7
Variable lease cost	10.1	11.8
Sublease income	(2.8)	(3.6)
Net lease cost	$26.9	$27.7
Other information:
Operating cash outflows from operating leases	$(18.5)	$(16.8)
Right-of-use assets obtained in exchange for lease obligations	$4.1	$18.6

Weighted-average remaining lease term - real estate	6.0 years	6.5 years
Weighted-average discount rate - real estate leases	4.32%	4.53%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2026, remaining	$56.3
2027	67.2
2028	52.7
2029	44.2
2030	28.5
Thereafter	64.6
Total future lease payments	$313.5
Less: imputed interest	(40.5)
Total present value of lease liabilities	$273.0
Current operating lease liabilities	64.0
Long-term operating lease liabilities	209.0
Total operating lease liabilities	$273.0

9. DEBT
The Company’s debt balances consisted of the following as of September 30, 2025 and June 30, 2025, respectively:

	September 30, 2025	June 30, 2025
Short-term debt	$—	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026 (b)	350.0	350.0
2026 Euro Senior Secured Notes due April 2026 (b)	820.3	820.0
2027 Euro Senior Secured Notes due May 2027	586.0	585.7
2028 Euro Senior Secured Notes due September 2028	586.0	585.7
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	468.9	407.3
Finance lease obligations & other long term debt	8.1	9.7
Total debt	4,069.3	4,008.4
Less: Short-term debt and current portion of long-term debt	(2.7)	(3.5)
Total Long-term debt	4,066.6	4,004.9
Less: Unamortized financing fees and discounts on long-term debt	(44.7)	(49.4)
Total Long-term debt, net	$4,021.9	$3,955.5
(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) As of September 30, 2025, the 2026 Dollar Senior Secured Notes due April 2026 and the 2026 Euro Senior Secured Notes due April 2026 in the amounts of $350.0 and €700.0 million, respectively, are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through the Coty Revolving Credit Facility.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. Total short-term debt remained constant at $0.0 as of September 30, 2025 and June 30, 2025. In addition, the Company had undrawn letters of credit of $3.1 and $3.1, and bank guarantees of $16.4 and $16.0 as of September 30, 2025 and June 30, 2025, respectively.

Long-Term Debt
Developments After September 30, 2025
On October 15, 2025, the Company issued an aggregate principal of $900.0 of 5.600% senior notes due 2031 (the “2031 Senior Notes”) in a private offering. Coty received net proceeds of $888.0 in connection with the offering of the 2031 Senior Notes. The Company used the proceeds from the offering to redeem all of the Company’s 2026 Dollar Secured Notes and a portion of the 2026 Euro Senior Secured Notes (each as defined below).
Senior Secured Notes
On April 21, 2021, the Company issued an aggregate principal amount of $900.0 of 5.00% senior secured notes due 2026 (the “2026 Dollar Senior Secured Notes”) in a private offering. Coty received gross proceeds of $900.0 in connection with the offering of the 2026 Dollar Senior Secured Notes. In fiscal 2024 and 2025, the Company redeemed $250.0 and $300.0, respectively of the 2026 Dollar Senior Secured Notes. On October 17, 2025, the Company used proceeds from the offering of the 2031 Senior Notes to redeem the remaining $350.0 outstanding under the 2026 Dollar Senior Secured Notes.
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes. On October 17, 2025, the Company used proceeds from the offering of the 2031 Senior Notes to redeem €450.0 million (approximately $520.0) of the 2026 Euro Senior Secured Notes.
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

The Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities, as described above. The Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral. Upon the respective Senior Secured Notes achieving investment grade ratings from two out of the three ratings agencies, the Senior Secured Notes provide for certain collateral release and covenant suspension provisions, as follows:
•for the 2026 Dollar Senior Secured Notes (fully redeemed in October 2025) and the 2026 Euro Senior Secured Notes, the guarantees and certain covenants will be released;
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
For prior debt issuances not disclosed above, please refer to Note 14 — Debt in Coty's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Fiscal 2025 Form 10-K”).

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
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "Coty Revolving Credit Facility" (and together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to

Secured Overnight Financing Rate ("SOFR") loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period. As previously disclosed, the Company has repaid all outstanding balances under the 2018 Coty Term A Facility and 2018 Coty Term B Facility and no amounts are outstanding as of September 30, 2025.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of nil during both the three months ended September 30, 2025 and 2024. Additionally, the Company capitalized deferred issuance fees of nil during both the three months ended September 30, 2025 and 2024.
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
In the case of the Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	September 30, 2025		June 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,592.3	$3,630.5	$3,591.4	$3,632.7
2018 Coty Credit Agreement	468.9	468.9	407.3	407.3
The fair value of the 2023 Coty Revolving Credit Facility is equal to its carrying value, as the liability can be settled at par value. The Company uses the market approach to value its other debt instruments. The Company obtains fair values from independent pricing services or utilizes the U.S. dollar SOFR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of September 30, 2025, are presented below:

Fiscal Year Ending June 30,
2026, remaining	$1,170.3
2027	586.0
2028	—
2029	1,554.9
2030	—
Thereafter	750.0
Total	$4,061.2
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2025 through July 11, 2028	4.00 to 1.00

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
As of September 30, 2025, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

10. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2025 and 2024, respectively, is presented below:

	Three Months Ended September 30,
	2025	2024
Interest expense	$51.6	$60.4
Foreign exchange (gains) losses, net of derivative contracts	(0.9)	4.7
Interest income	(4.1)	(3.3)
Total interest expense, net	$46.6	$61.8

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1.5	$1.3	$0.1	$0.1	$1.6	$1.4
Interest cost	0.2	0.2	3.1	3.0	0.4	0.4	3.7	3.6
Expected return on plan assets	—	—	(1.3)	(1.3)	—	—	(1.3)	(1.3)
Amortization of net (gain) loss	(0.2)	—	(0.4)	(0.3)	(0.6)	(0.7)	(1.2)	(1.0)
Net periodic benefit cost (credit)	$—	$0.2	$2.9	$2.7	$(0.1)	$(0.2)	$2.8	$2.7
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
As of September 30, 2025 and June 30, 2025, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $19.1 and $17.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of September 30, 2025 and June 30, 2025, the notional amounts of these outstanding non-designated foreign currency forward contracts were $883.5 and $1,102.5, respectively.
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
In January and April 2025, the Company expanded its net investment hedge activity by entering into cross-currency swaps with a gross notional value at inception of $750.0 and ₣676.9 (Swiss Franc) and $250.0 and ₣203.6 million, respectively, maturing in July 2030 and January 2029, respectively, and designated these cross-currency swaps as hedges of its net investment in a certain foreign subsidiary.
As of September 30, 2025 and June 30, 2025, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €1,705.3 million and €1,593.9 million, respectively. All designated hedge amounts were considered highly effective.
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
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year. Refer to Note 13—Equity and Convertible Preferred Stock.
In February 2025, the Company paid $191.1 in Hedge Valuation Adjustments on the forward repurchase contracts. In August 2025, the Company paid $53.9 in Hedge Valuation Adjustments on the forward repurchase contracts. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
Foreign currency borrowings classified as net investment hedges—The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(92.2) and $(91.6) as of September 30, 2025 and June 30, 2025, respectively.
Cross-currency swap instruments classified as net investment hedges—The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(117.5) and $(113.2) as of September 30, 2025 and June 30, 2025, respectively.
Foreign exchange forward contracts classified as cash flow hedges—The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(1.2) and $(1.1) as of September 30, 2025 and June 30, 2025, respectively.
The amount of losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Loss Recognized in OCI	Three Months Ended September 30,
	2025	2024
Foreign exchange forward contracts	$(0.6)	$(0.6)
Cross-currency swap contracts	(4.3)	—
Net investment hedges	(0.6)	(60.2)
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(1.2) and $(1.1) as of September 30, 2025 and June 30, 2025, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $(1.2). As of September 30, 2025, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2025		2024
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.5)	$—	$0.2	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	—	0.4

Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2025	2024
Foreign exchange contracts	Selling, general and administrative expenses	$(0.2)	$0.1
Foreign exchange contracts(a)	Interest expense, net	2.1	27.6
Foreign exchange and forward repurchase contracts	Other expense, net	(34.6)	(42.1)
(a) The losses and gains for these foreign exchange contracts were offset against the gains and losses from revaluation of debt denominated in foreign currency included in Interest expense, net.
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2025, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2025, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 873.9 million.
The Company's Majority Stockholder
As of September 30, 2025, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if converted basis.
Preferred Stock
As of September 30, 2025, total authorized shares of preferred stock are 20.0 million.
Series A Preferred Stock
As of September 30, 2025, there were 1.0 million shares of Series A Preferred stock, par value of $0.01 per share, authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended September 30, 2025 and 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. As of September 30, 2025 and June 30, 2025, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended September 30, 2025.
The change in dividends accrued recorded to Additional Paid-in Capital ("APIC") in the Condensed Consolidated Balance Sheet as of September 30, 2025 and 2024 was $0.0 and nil, respectively. In addition, the Company made no payments for the previously accrued dividends on restricted stock units ("RSUs") that vested during the three months ended September 30, 2025 and 2024, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Other current liabilities are $0.7 as of September 30, 2025 and June 30, 2025.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of September 30, 2025, the Company has $796.8 remaining under the Share Repurchase Program.
In December 2022 and November 2023, the Company entered into forward repurchase contracts with three large financial institutions (“Counterparties”) to start hedging for potential $196.0 and $294.0 share buyback programs in 2025 and 2026, respectively. In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to December 2025 if net cash settlement is elected, or to January 2026 with physical settlement.
As part of the agreements, the Company will pay interest on the outstanding underlying notional amount of the forward repurchase contracts held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 forward repurchase transactions were 6.8% and 7.2%, respectively, as of September 30, 2025.
In addition, the forward repurchase contracts include a provision for a potential true-up in cash upon specified changes in the price of the Company’s Class A Common Stock relative to the Initial Price (“Hedge Valuation Adjustment”). Such Hedge Valuation Adjustment shall not result in a termination date or any adjustment of the number of Coty’s Class A Common Stock shares purchased by the Counterparties at inception.

In October 2024, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the November 2023 forward repurchase contracts, which resulted in a cash payment of $61.8 to the Counterparties. In November 2024, the Company entered into agreements with the Counterparties for a temporary contractual amendment to the Hedge Valuation Adjustment, which was effective from October 2024 through February 2025, resulting in a refund of $61.8 from the Counterparties. The amendment did not apply to the December 2022 forward repurchase contracts.

In February 2025, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the forward repurchase contracts, which resulted in a cash payment of $191.1 to the Counterparties. This resulted in a downward adjustment to the initial price at acquisition for these forward repurchase contracts.

In August 2025, the price of Coty's Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the forward repurchase contracts, which resulted in a cash payment of $53.9 to the Counterparties. This resulted in a downward adjustment to the initial price at acquisition for these forward repurchase contracts.

Since the forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the forward repurchase contracts initially and subsequently at their fair value, with changes in the fair value recorded in Other expense, net in the Condensed Consolidated Statement of Operations. See Note 12—Derivative Instruments for additional information.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2025	$(1.1)	$(204.8)	$(582.7)	$55.2	$(733.4)
Other comprehensive (loss) income before reclassifications	(0.4)	(4.9)	18.6	—	13.3
Net amounts reclassified from AOCI/(L)	0.3	—	—	1.2	1.5
Net current-period other comprehensive (loss) income	(0.1)	(4.9)	18.6	1.2	14.8
Balance—September 30, 2025	$(1.2)	$(209.7)	$(564.1)	$56.4	$(718.6)

(a) For the three months ended September 30, 2025, other comprehensive income before reclassifications of nil and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $1.2, net of tax of $2.4.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2025	2024
Equity plan expense (a)	$14.4	$16.9
Liability plan (income) expense	0.1	0.1
Fringe expense	—	—
Total share-based compensation expense	$14.5	$17.0

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of September 30, 2025, the total unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and performance restricted stock units ("PRSUs") is $0.0, $91.2, and $3.3, respectively. The unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.00, 2.61, and 1.56 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted no shares of RSUs and other share awards during the three months ended September 30, 2025 and 2024. The Company recognized share-based compensation expense of $13.4 and $13.2 for the three months ended September 30, 2025 and 2024, respectively, of which $6.1 and $5.2 related to Ms. Nabi's award, as described below.
Performance Restricted Stock Units
The Company granted no and 0.1 million shares of PRSUs, respectively, during the three months ended September 30, 2025 and 2024. The Company recognized share-based compensation expense of $1.1 and $3.7 for the three months ended September 30, 2025 and 2024, respectively, of which $0.3 and $1.8 related to Ms. Nabi's award, as described below.
Long-term Equity Program for CEO
Pursuant to the term of the amended employment agreement on May 4, 2023, the Company granted its CEO, Sue Nabi, a one-time award of 10,416,667 RSUs and will grant a total of 10,416,665 PRSUs in five equal tranches over the next five years. These two awards will vest periodically over the next seven years in accordance with the terms discussed below.
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
Restricted Stock
The Company granted no shares of restricted stock and recognized share-based compensation expense of $0.0 for the three months ended September 30, 2025 and 2024, respectively.
Series A Preferred Stock
The Company granted no shares of Series A Preferred Stock and recognized share-based compensation expense of $0.0 for the three months ended September 30, 2025 and 2024, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options and recognized share-based compensation expense of $0.0 and nil for the three months ended September 30, 2025 and 2024, respectively.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2025	2024
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$67.9	$82.9
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net income attributable to common stockholders	$64.6	$79.6

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	872.8	867.9
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—
Effect of restricted stock and RSUs (b)	3.5	7.4
Effect of Convertible Series B Preferred Stock (c)	—	—
Effect of Forward Repurchase Contracts (d)	—	—
Weighted-average common shares outstanding—Diluted	876.3	875.3

Earnings per common share:
Earnings per common share - basic	$0.07	$0.09
Earnings per common share - diluted (e)	0.07	0.09

(a) For the three months ended September 30, 2025 and 2024, outstanding stock options with rights to purchase 3.4 million and 3.5 million shares, respectively, of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. Series A Preferred Stock had no dilutive effect, as the exchange right expired on March 27, 2024.
(b) For the three months ended September 30, 2025 and 2024, there were 13.3 million and 0.0 anti-dilutive RSUs, respectively, excluded from the computation of Diluted EPS.
(c) For the three months ended September 30, 2025 and 2024, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three months ended September 30, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the Convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $26.5 and $24.6, respectively, if dilutive, for the three months ended September 30, 2025 and 2024 on net income applicable to common stockholders during the period.
16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of September 30, 2025, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $91.4 and $94.2 as the RNCI balances as of September 30, 2025 and June 30, 2025, respectively.

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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of September 30, 2025 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of September 30, 2025
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$804.7 million (approximately $151.2)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$477.0 million (approximately $89.6)
Nov-22		IPI	2018-2019	R$487.6 million (approximately $91.6) (a)
Mar-24		IPI	2020	R$37.3 million (approximately $7.0)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$247.8 million (approximately $46.5)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$0.0 million (approximately $0.0) (b)

(a) During the current quarter, the tax assessment was revised as the case progressed through the Brazilian judicial system. As part of this reassessment, previously applied penalties were excluded in accordance with applicable tax regulations. As a result, the total liability was reduced compared to the prior assessment in the previous fiscal year.

(b) During the current quarter, the administrative case was decided in Coty's favor and prevailed against the tax authorities' appeal.
For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case, and the court rendered a verdict granting the Company's request to remand the case to the state court of Goiás in the first quarter of the fiscal year. The case is expected to be heard in the second half of the current fiscal year. The Company has been required to provide surety bonds of R$196.6 million (approximately $36.9) and cash deposits of R$197.1 million (approximately $37.0) as of September 30, 2025, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Condensed Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, an additional case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has filed a motion to stay against the Goiás State seeking the dismissal of the ICMS tax collection and is currently awaiting a decision from the tax authorities. The Company has been required to provide surety bonds of R$446.2 million (approximately $83.8) as of September 30, 2025, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$347.4 million (approximately $65.3) as of September 30, 2025, to guarantee payment if the case is resolved against the Company.

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
18. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately six years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of September 30, 2025, would be approximately $3.1. The Company has assessed the probability of default by the assignee and has determined it to be remote.

Wella
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this agreement, the Company recognized a gain of $3.4 in the three months ended September 30, 2025, and $0.9 in the three months ended September 30, 2024, which is reported in Other expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2025, Coty owned 25.84% of Wella as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investment.
In connection with the sale of the Wella Business, the Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. Fees earned were $1.6 and $1.4 for the three months ended September 30, 2025 and 2024, respectively. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services. The Company earned $0.4 and $0.3 in the three months ended September 30, 2025 and 2024, respectively, which are reflected in Other expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2025, accounts receivable from and accounts payable to Wella of $41.5 and $0.4, respectively, were included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of September 30, 2025, the Company has accrued $35.2 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three months ended September 30, 2025 and 2024, Coty recorded $0.0 and $0.4, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other expense, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale of the Wella Business. For the three months ended September 30, 2025, the Company reported sublease income from Wella of $1.3. For the three months ended September 30, 2024, the Company reported sublease income from Wella of $2.1.
19. SUBSEQUENT EVENTS
On October 15, 2025, the Company issued an aggregate principal of $900.0 of 5.600% senior notes due 2031 (the “2031 Senior Notes”) in a private offering. Coty received net proceeds of $888.0 in connection with the offering of the 2031 Senior Notes. On October 17, 2025, the Company used proceeds from the offering to redeem the remaining $350.0 outstanding under the 2026 Dollar Senior Secured Notes, and €450.0 million (approximately $520.0) of the 2026 Euro Senior Secured Notes. Refer to Note 9 — Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Fiscal 2025 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), the strategic review of the Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands, and any transactions related thereto, use of proceeds from any transaction and the timing and outcome of the strategic review, expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, plans and expectations with respect to licenses and/or portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in certain categories, markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true-up” payments in connection with our forward repurchase contracts and plans for settlement of such contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions (including our recent fixed cost reduction plan), continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East, or due to a change in tariffs or trade policy impacting raw materials) and expectations regarding future service levels and inventory levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with our transformation agenda, our global business strategies, the management of our strategic partnerships, the strategic review of our consumer beauty business, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2026” refer to the fiscal year ending June 30, 2026. Any reference to a year not preceded by “fiscal” refers to a calendar year.

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

Strategic Review and Planned Actions

During the first quarter of fiscal 2026, we announced our plan to more closely integrate mass fragrances within our Prestige business by refocusing on Coty's heritage and core strengths, to drive sustainable profitable growth and accelerate value creation. We have launched a comprehensive strategic review of our Consumer Beauty business which will focus specifically on its mass color cosmetics business and its distinct Brazil business. The review will assess a full range of alternatives including partnerships, divestitures, spin-offs and other potential strategic actions, with the objective of maximizing long-term value and strengthening the balance sheet.
We will continue to implement our plans to unlock material opportunities in ultra-premium fragrances, mists and broader scenting.
During fiscal 2025, we formulated a plan to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027.
Global Economic Landscape and Business Impact

Our products are sold in approximately 123 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. We remain attentive to economic and geopolitical conditions that may materially impact our business.

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

We currently estimate that our operating results will be impacted by approximately $35.0 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $30.0 is expected to be reflected in our fiscal 2026 operating results, with the remaining amount of approximately $5.0 expected to be reflected in the first quarter of fiscal 2027. In the first three months of fiscal 2026, approximately $5.0 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

Market Trends and Sales Performance

Changing market trends continue to impact sales of our products across and within product categories and geographic regions.

•Fragrances: We believe fragrances will remain a structurally advantageous category, supported by beauty category-leading brand loyalty, strong consumer demand, increasing usage, broader price points and formats, and expanding global penetration. In the first three months of fiscal 2026, our fragrance category experienced mid-single digit percentage net revenue decline compared to the previous fiscal year, driven by negative performance from our brands despite growth in the overall fragrance market. With a slate of new launches scheduled for fiscal 2026 and beyond, we believe that our prestige fragrances are strategically positioned to achieve sustained growth and strong momentum across key markets. Within our Consumer Beauty segment, we are planning exciting new fragrance launches, expanding our mass fragrance presence into value segments. By innovating with leading brands and leveraging high-performing digital channels, we believe we are well positioned to build awareness and fuel demand.

•Color Cosmetics: Our net revenues from mass color cosmetics declined by mid-single digits percentage during the same period due to a weakening in market demand for our products, particularly in European markets. Our net revenues from prestige color cosmetics declined by a high-single digits percentage, impacted by negative performance of our brands in the lip subcategory.

•Skin and Body Care: Our skincare portfolio contributed a mid-single digit percentage of our first three months fiscal 2026 net revenue. Competitive pricing actions in Brazil negatively impacted demand for certain of our deodorant brands leading to a low-double digit percentage decline in our body care net revenues during first three months fiscal 2026, despite positive trends in the overall mass body care market. The Consumer Beauty gross margin has benefited from a lower proportion of sales from lower priced Brazilian brands as a result of negative market trends in Brazil impacting volumes in the overall Consumer Beauty business.

•Geographic Regions: Net revenue in the Americas declined by a mid-single digit percentage during first three months fiscal 2026, driven by negative market trends in Brazil and the phasing and trade investment behind new Prestige fragrance launches. Net revenue from EMEA decreased by a mid-single digit percentage due to negative market trends across most European markets. Net revenue in the Asia Pacific region declined by a high-single digit percentage, impacted by a decline in value distribution sales.

While we are starting to see gradual improvements in some trends, we expect that some of the market trends may continue in fiscal 2026.

Financial Outlook

We expect that our reported net revenue for the second quarter of fiscal 2026 will be roughly flat versus the prior year, which includes an estimated low to mid-single digit percentage benefit from foreign exchange. We anticipate that our second quarter fiscal 2026 gross margin will be pressured as a result of lower sales as well as the net impact from tariffs, with some easing in the second half of fiscal 2026 as a result of mitigation efforts. We are re-accelerating our cost reduction efforts to deliver savings of approximately $80.0 in fiscal 2026. We expect that our reported net revenue for the second half of fiscal 2026 will return to growth versus the prior year, supported by major launches across both our Prestige and Consumer Beauty segments and more favorable comparisons.

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

Basis of Presentation of Acquisitions, Divestitures, Terminations or Market Exit
During the period when we complete an acquisition, divestiture, early license termination, or market exit, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results, and (ii) the divested brands or businesses or early terminated brands or markets exited in the prior year period, to maintain comparable financial results with the current fiscal year period. There are no acquisitions, divestitures, early license terminations, and market exits that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 2025 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024
NET REVENUES
In the three months ended September 30, 2025, net revenues decreased 6%, or $94.3, to $1,577.2 from $1,671.5 in the three months ended September 30, 2024, reflecting a decrease in unit volume of 10% (primarily driven by declines from the Consumer Beauty color cosmetics and body care brands), partially offset by positive foreign currency exchange translation impact of 2% (primarily driven by the weakening of the U.S. dollar versus the Euro year over year) and positive price and mix impact of 2% (primarily due to a higher proportion of total sales coming from higher priced Prestige brands). The overall decrease in net revenues reflects declines within fragrances across both our Prestige and Consumer Beauty segments. Within Prestige, fragrance sales declines are primarily due to customers working down high trade inventory levels along with decelerating market trends in most major markets. Within Consumer Beauty, fragrance declines are primarily due to negative performance of our brands and less innovation despite positive market trends across mass price points. The decline can also be attributed to color cosmetics— primarily due to the negative performance of our brands in most European markets and negative market trends in most major markets. Net revenues declined across all regions. Digital and e-commerce channel sales declines also contributed to the decrease in net revenues.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
NET REVENUES
Prestige	$1,069.5	$1,114.1	(4)%
Consumer Beauty	507.7	557.4	(9)%
Total	$1,577.2	$1,671.5	(6)%
Prestige
In the three months ended September 30, 2025, net revenues from the Prestige segment decreased 4%, or $44.6 to $1,069.5 compared to $1,114.1 in the three months ended September 30, 2024, reflecting a decrease in unit volume of 7% (primarily driven by declines from several prestige fragrance brands), partially offset by positive foreign currency exchange translation impact of 2% (primarily driven by the weakening of the U.S. dollar versus the Euro year over year) and positive price and mix impact of 1%. The decrease in net revenues primarily reflects:
•Prestige fragrance sales declines of $38.7, primarily due to customers working down high trade inventory levels resulting in negative performance of our brands in most European markets along with decelerating market trends across most major markets leading to declines in sales from Calvin Klein, Chloe, and several other brands. Category net sales declines were also impacted by increased trade investments to support certain launches. The category sales decline was partially offset by strong performance from Gucci as a result of successful innovations including Gucci Flora Gorgeous Gardenia Intense. The category sales was also helped from other innovations including Boss Bottled Beyond and Burberry Goddess Parfum;
•Prestige cosmetic sales declines of $3.8; and
•Prestige skincare sales declines of $2.1.

Consumer Beauty
In the three months ended September 30, 2025, net revenues from the Consumer Beauty segment decreased 9%, or $49.7, to $507.7 from $557.4 in the three months ended September 30, 2024, reflecting a decrease in unit volume of 10% (primarily driven by negative performance of our brands and decelerating market trends in Brazil), negative price and mix impact of 1%, partially offset by a positive foreign currency exchange translation impact of 2% (primarily driven by the weakening of the U.S. dollar versus the Euro year over year). The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $18.8, primarily due to poor performance across most European markets and negative market trends in Brazil;
•Mass fragrance sales declines of $18.3, primarily due to negative performance of our brands in Europe and less innovation in the current period;
•Mass bodycare sales declines of $9.3, primarily due to sales volumes declines from Monange and adidas in Brazil due to competitive pricing action in the deodorant market; and
•Mass skincare sales declines of $3.3.
COST OF SALES
In the three months ended September 30, 2025, cost of sales decreased 3%, or $16.5, to $560.4 from $576.9 in the three months ended September 30, 2024. Cost of sales as a percentage of net revenues increased to 35.5% in the three months ended September 30, 2025 from 34.5% in the three months ended September 30, 2024, resulting in a gross margin decrease of approximately 100 basis points, primarily reflecting:
(i)approximately 60 basis points, primarily due to an increase in manufacturing and material costs as a percentage of net revenues; and
(ii)approximately 40 basis points related to an increased freight costs primarily as a result of additional customs duties for finished goods shipped to the United States.
This decrease in gross margin was driven by lower net revenues in the current period—reflecting higher discounts and promotions. Although we achieved improvements in manufacturing efficiency, productivity, and procurement cost optimization, these benefits are offset by the impact of the reduced net revenue base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2025, selling, general and administrative expenses decreased 2%, or $14.5, to $793.5 from $808.0 in the three months ended September 30, 2024. Selling, general and administrative expenses as a percentage of net revenues increased to 50.3% in the three months ended September 30, 2025 from 48.3% in the three months ended September 30, 2024, or approximately 200 basis points. This increase primarily reflects:
(i)110 basis points due to a increase in administrative costs as a percentage of net revenues;
(ii)110 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues; and
(iii)30 basis points due to an increase in other general expenses as a percentage of net revenues.
These increases were partially offset by the following decreases:
(i)30 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues.

OPERATING INCOME/(LOSS)
In the three months ended September 30, 2025, operating income was $185.0 compared to income of $237.8 in the three months ended September 30, 2024. Operating income margin, decreased to 11.7% in the three months ended September 30, 2025 as compared to operating income margin of 14.2% in the three months ended September 30, 2024. The decrease in operating margin is primarily driven by an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 110 basis points), an increase in cost of goods sold as a percentage of net revenues (approximately 100 basis points), an increase in fixed costs as a percentage of net revenues (approximately 100 basis points), partially offset by a decrease in amortization expense as a percentage of net revenues (approximately 40 basis points). In addition, a greater proportion of total sales came from higher margin Prestige brands in the current period which positively benefited our operating margin.

Operating Income (Loss) by Segment

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
Operating income (loss)
Prestige	$208.9	$241.5	(13)%
Consumer Beauty	(7.7)	14.0	<(100%)
Corporate	(16.2)	(17.7)	8%
Total	$185.0	$237.8	(22)%
Prestige
In the three months ended September 30, 2025, operating income for Prestige was $208.9 compared to income of $241.5 in the three months ended September 30, 2024. Operating margin decreased to 19.5% of net revenues in the three months ended September 30, 2025 as compared to 21.7% in the three months ended September 30, 2024, driven by an increase in advertising and consumer promotional costs (approximately 170 basis points), an increase in cost of goods sold as a percentage of net revenues (approximately 60 basis points), an increase in fixed costs as a percentage of net revenues (approximately 50 basis points), partially offset by a decrease in amortization expense as a percentage of net revenues (approximately 60 basis points).
Consumer Beauty
In the three months ended September 30, 2025, operating loss for Consumer Beauty was $7.7 compared to income of $14.0 in the three months ended September 30, 2024. Operating loss margin decreased to 1.5% of net revenues in the three months ended September 30, 2025 as compared to operating income margin of 2.5% in the three months ended September 30, 2024, driven by an increase in cost of goods sold as a percentage of net revenues (approximately 240 basis points), an increase in fixed costs as a percentage of net revenues (approximately 150 basis points), an increase in other general expenses (approximately 40 basis points), partially offset by a decrease in advertising and consumer promotional costs (approximately 30 basis points).
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2025, the operating loss for Corporate was $16.2 compared to a loss of $17.7 in the three months ended September 30, 2024, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a $2.5 decrease in stock-based compensation expense, partially offset by a $1.0 increase in restructuring and other business realignment costs.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$208.9	$30.1	$239.0
Consumer Beauty	(7.7)	9.2	1.5
Corporate	(16.2)	16.2	—
Total	$185.0	$55.5	$240.5

	Three Months Ended September 30, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$241.5	$38.2	$279.7
Consumer Beauty	14.0	9.9	23.9
Corporate	(17.7)	17.7	—
Total	$237.8	$65.8	$303.6

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
Net income	$74.0	$90.7	(18)%
Net income margin	4.7%	5.4%
Provision for income taxes	33.1	42.0	(21)%
Income before income taxes	$107.1	$132.7	(19)%
Interest expense, net	46.6	61.8	(25)%
Other expense, net	31.3	43.3	(28)%
Reported operating income	$185.0	$237.8	(22)%
Reported operating income margin	11.7%	14.2%
Amortization expense	39.3	48.1	(18)%
Restructuring and other business realignment costs	1.7	0.7	>100%
Stock-based compensation	14.5	17.0	(15)%
Total adjustments to reported operating income	$55.5	$65.8	(16)%
Adjusted operating income	$240.5	$303.6	(21)%
Adjusted operating income margin	15.2%	18.2%
Adjusted depreciation	55.6	56.5	(2)%
Adjusted EBITDA	$296.1	$360.1	(18)%
Adjusted EBITDA margin	18.8%	21.5%
In the three months ended September 30, 2025, adjusted operating income decreased $63.1 to $240.5 from $303.6 in the three months ended September 30, 2024. Adjusted operating margin decreased to 15.2% of net revenues in the three months ended September 30, 2025 from 18.2% in the three months ended September 30, 2024. In the three months ended September 30, 2025, adjusted EBITDA decreased $64.0 to $296.1 from $360.1 in the three months ended September 30, 2024. Adjusted EBITDA margin decreased to 18.8% of net revenues in the three months ended September 30, 2025 from 21.5% in the three months ended September 30, 2024.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
Reported operating income	$208.9	$241.5	(13)%
Reported operating income margin	19.5%	21.7%
Amortization expense	30.1	38.2	(21)%
Total adjustments to reported operating income	$30.1	$38.2	(21)%
Adjusted operating income	$239.0	$279.7	(15)%
Adjusted operating income margin	22.3%	25.1%
Adjusted depreciation	28.6	27.9	3%
Adjusted EBITDA	$267.6	$307.6	(13)%
Adjusted EBITDA margin	25.0%	27.6%
Operating (Loss) Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
Reported operating (loss) income	$(7.7)	$14.0	<(100%)
Reported operating (loss) income margin	(1.5)%	2.5%
Amortization expense	9.2	9.9	(7)%
Total adjustments to reported operating (loss) income	$9.2	$9.9	(7)%
Adjusted operating income	$1.5	$23.9	(94)%
Adjusted operating income margin	0.3%	4.3%
Adjusted depreciation	27.0	28.6	(6)%
Adjusted EBITDA	$28.5	$52.5	(46)%
Adjusted EBITDA margin	5.6%	9.4%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
Reported operating loss	$(16.2)	$(17.7)	8%
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	1.7	0.7	>100%
Stock-based compensation	14.5	17.0	(15)%
Total adjustments to reported operating income	$16.2	$17.7	(8)%
Adjusted operating loss	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended September 30, 2025, amortization expense decreased to $39.3 from $48.1 in the three months ended September 30, 2024. The decrease in amortization expense is primarily related to completed amortization term for certain license agreements and the termination of the KKW Collaboration Agreement in the previous fiscal year. In the three months ended September 30, 2025, amortization expense of $30.1 and $9.2 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2024, amortization expense of $38.2 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred approximately $10.0 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan as of September 30, 2025, which have been recorded in Corporate.

In the three months ended September 30, 2025, we incurred restructuring and other business structure realignment costs of $1.7 as follows:
•We incurred a credit in restructuring costs of $1.0, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $2.7, which is reported in Selling, general and administrative expenses.
In the three months ended September 30, 2024, we incurred restructuring and other business structure realignment costs of $0.7, primarily related to the Current Restructuring Actions, included in the Condensed Consolidated Statements of Operations.
Stock-Based Compensation
In the three months ended September 30, 2025, stock-based compensation was $14.5 as compared with $17.0 in the three months ended September 30, 2024.
Adjusted Depreciation Expense
In the three months ended September 30, 2025, adjusted depreciation expense of $28.6 and $27.0 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2024, adjusted depreciation expense of $27.9 and $28.6 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended September 30, 2025, net interest expense was $46.6 as compared with $61.8 in the three months ended September 30, 2024. The decrease in interest expense is primarily due to lower average interest rates primarily reflecting positive impact from cross-currency swaps in reducing interest expense, as well as due to gains on foreign exchange forward contracts on the Euro as compared to losses in the prior year.
OTHER EXPENSE
In the three months ended September 30, 2025, other expense was $31.3 as compared with other expense of $43.3 in the three months ended September 30, 2024. The decrease in Other expense of $12.0 is primarily due to lower net losses on forward repurchase contracts of $7.5 compared to the prior year period.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2025 and 2024 was 30.9% and 31.7%, respectively. The decrease in the effective tax rate was primarily attributable to lower limitations on the deductibility of executive stock compensation and interest expense in the current period.
The effective tax rate of 30.9% for the three months ended September 30, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense.
The effective tax rate of 31.7% in the three months ended September 30, 2024 was higher than the statutory tax rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense.
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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$107.1	$33.1	30.9%	$132.7	$42.0	31.7%
Adjustments to reported operating income (a)	55.5			65.8
Change in fair value of investment in Wella Company (c)	(1.0)			—
Other adjustments (d)	—			(0.3)
Total Adjustments (b)	54.5	11.4		65.5	15.3
Adjusted income before income taxes	$161.6	$44.5	27.5%	$198.2	$57.3	28.9%

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
The adjusted effective tax rate was 27.5% for the three months ended September 30, 2025 compared to 28.9% for the three months ended September 30, 2024. The difference is primarily due to the loss on forward repurchase contracts having a higher proportional impact in the prior period.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $67.9 in the three months ended September 30, 2025 as compared to net income of $82.9 in the three months ended September 30, 2024. The decrease in income was primarily driven by lower gross profit of $77.8, partially offset by lower interest expense of $15.2 in the current period, lower selling, general and administrative expenses of $14.5, lower provision for income taxes of $8.9, lower amortization expense of 8.8, and lower net losses on forward repurchase contracts of $7.5.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2025	2024	Change %
Net income attributable to Coty Inc.	$67.9	$82.9	(18)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net income attributable to common stockholders	$64.6	$79.6	(19)%
% of net revenues	4.1%	4.8%
Adjustments to reported operating income (b)	55.5	65.8	(16)%
Change in fair value of investment in Wella Company (c)	(1.0)	—	N/A
Adjustment to other expense (d)	—	(0.3)	100%
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(11.4)	(15.3)	25%
Adjusted net income attributable to Coty Inc.	$106.0	$128.1	(17)%
% of net revenues	6.7%	7.7%
Per Share Data
Adjusted weighted-average common shares
Basic	872.8	867.9
Diluted (a)	876.3	899.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.12	$0.15
Diluted (a)	$0.12	$0.15

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended September 30, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses for contracts with the option to settle in shares or cash of $26.5 and $24.6, respectively. For the three months ended September 30, 2025, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) was anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3. For the three months ended September 30, 2024, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required.
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
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We currently estimate that our operating results will be impacted by approximately $35.0 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $30.0 is expected to be reflected in our fiscal 2026 operating results, with the remaining amount of approximately $5.0 expected to be reflected in the first quarter of fiscal 2027. In the first three months of fiscal 2026, approximately $5.0 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

In fiscal 2025, we announced a plan to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027. We incurred approximately $10.0 of cash costs life-to-date as of September 30, 2025, which have been recorded in Corporate.
Debt Financing
We have been actively taking steps to reduce our leverage and optimize the maturity profile of our debt. As part of these ongoing efforts, we plan to continue pursuing opportunities, which may include refinancing existing debt, issuing new notes, and redeeming or repurchasing outstanding debt with near-term maturities, from time to time as market conditions permit.
On October 15, 2025, we issued an aggregate principal of $900.0 of 5.600% senior notes due 2031 (the “2031 Senior Notes”) in a private offering. We received net proceeds of $888.0 in connection with the offering of the 2031 Senior Notes. On October 17, 2025, we used proceeds from the offering to redeem the remaining $350.0 outstanding under the 2026 Dollar Senior Secured Notes and €450.0 million (approximately $520.0) of the 2026 Euro Senior Secured Notes. Refer to Note 9 — Debt.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our non-revolving credit facility long-term debt outstanding as of September 30, 2025 is fixed rate debt.

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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $58.1.
A reduction in the price of Coty’s Class A Common Stock in August 2025 triggered additional payments under our remaining forward repurchase contracts. We paid $53.9 to the counterparties in August 2025. Future reductions in the price of Coty’s Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts. See Footnote 13—Equity for additional information on the Company's forward repurchase contracts.

Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $223.8 and $211.8 as of September 30, 2025 and June 30, 2025, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $366.5 and $393.9 during the three months ended September 30, 2025 and 2024, respectively.

Cash Flows

	Three Months Ended September 30,
	2025	2024
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$65.2	$67.4
Net cash used in investing activities	(53.8)	(77.3)
Net cash used in financing activities	(7.6)	(10.4)
Net cash provided by operating activities
Net cash provided by operating activities was $65.2 and $67.4 for the three months ended September 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities of $2.2 was primarily driven by lower cash-related net income year-over-year, partially offset by a net inflow from changes in working capital accounts. The net inflow from changes in working capital was mainly due to phasing of payments in Accounts payable and accrued expenses and lower outflows from Trade receivables in the current period.
Net cash used in investing activities
Net cash used in investing activities was $53.8 and $77.3 for the three months ended September 30, 2025 and 2024, respectively. The decrease in cash used in investing activities of $23.5 was primarily driven by lower capital expenditures for computer software-related assets and marketing furniture.
Net cash used in financing activities
Net cash used in financing activities during the three months ended September 30, 2025 and 2024 was $7.6 and $10.4, respectively. The decrease in cash used in financing activities of $2.8 was primarily due to increased net borrowings on the Company's revolving credit facility. However, this was largely offset by cash payments in the first quarter of fiscal 2026 for the Hedge Valuation Adjustments on the Company's forward repurchase contracts, which did not occur in the first quarter of the prior year.

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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$990.2 million (approximately $186.0) as of September 30, 2025.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $3.1 and $3.1 and bank guarantees of $16.4 and $16.0 as of September 30, 2025 and June 30, 2025, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2025 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2025 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the three months ended September 30, 2025, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of September 30, 2025, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 12—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2025 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2025.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Indenture, dated as of October 15, 2025, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC and Deutsche Bank Trust Company Americas, as trustee, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).

10.2	Form of 5.600% Senior Notes due 2031 (included in Exhibit 10.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 15, 2025).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: November 5, 2025	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)