Form 10-Q
period 2025-12-31
COTY INC.
filed 2026-02-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At January 29, 2026, 880,006,359 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net revenues	$1,678.6	$1,669.9	$3,255.8	$3,341.4
Cost of sales	608.0	555.7	1,168.4	1,132.6
Gross profit	1,070.6	1,114.2	2,087.4	2,208.8
Selling, general and administrative expenses	842.5	797.3	1,636.0	1,605.3
Amortization expense	74.1	47.3	113.4	95.4
Restructuring costs	5.8	1.4	4.8	2.1
Operating income	148.2	268.2	333.2	506.0
Interest expense, net	41.4	54.4	88.0	116.2
Other expense, net	275.4	157.2	306.7	200.5
(Loss) Income before income taxes	(168.6)	56.6	(61.5)	189.3
(Benefit) provision for income taxes	(52.4)	26.0	(19.3)	68.0
Net (loss) income	(116.2)	30.6	(42.2)	121.3
Net income attributable to noncontrolling interests	2.5	1.6	4.6	3.7
Net income attributable to redeemable noncontrolling interests	4.9	5.3	8.9	11.0
Net (loss) income attributable to Coty Inc.	$(123.6)	$23.7	$(55.7)	$106.6
Amounts attributable to Coty Inc.
Net (loss) income attributable to Coty Inc.	(123.6)	23.7	(55.7)	106.6
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(6.6)	(6.6)
Net (loss) income attributable to common stockholders	$(126.9)	$20.4	$(62.3)	$100.0

Earnings per common share:
Earnings per common share - basic	(0.14)	0.02	(0.07)	0.11
Earnings per common share - diluted	(0.14)	0.02	(0.07)	0.11
Weighted-average common shares outstanding:
Basic	876.8	871.4	874.8	869.6
Diluted	876.8	875.2	874.8	875.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(116.2)	$30.6	$(42.2)	$121.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.5)	(282.0)	13.2	(161.4)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $0.0 and $(0.3), and $0.0 and $0.1 during the three and six months ended, respectively	0.9	0.3	0.8	(0.5)
Pension and other post-employment benefits adjustment, net of tax of $0.3 and $1.3, and $2.7 and $0.9 during the three and six months ended, respectively	(0.9)	(3.2)	0.3	(2.3)
Total other comprehensive (loss) income, net of tax	(0.5)	(284.9)	14.3	(164.2)
Comprehensive loss	(116.7)	(254.3)	(27.9)	(42.9)
Comprehensive income attributable to noncontrolling interests:
Net income	2.5	1.6	4.6	3.7
Foreign currency translation adjustment	(0.1)	(0.2)	(0.2)	(0.2)
Total comprehensive income attributable to noncontrolling interests	2.4	1.4	4.4	3.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.9	5.3	8.9	11.0
Foreign currency translation adjustment	(0.1)	(0.2)	—	(0.1)
Total comprehensive income attributable to redeemable noncontrolling interests	4.8	5.1	8.9	10.9
Comprehensive loss attributable to Coty Inc.	$(123.9)	$(260.8)	$(41.2)	$(57.3)
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$436.7	$257.1
Restricted cash	11.3	13.3
Trade receivables—less allowances of $34.1 and $29.0, respectively	689.4	526.4
Inventories	778.2	794.5
Prepaid expenses and other current assets	329.8	362.0
Total current assets	2,245.4	1,953.3
Property and equipment, net	659.9	709.2
Goodwill	4,068.7	4,062.2
Other intangible assets, net	3,104.9	3,214.8
Equity investment	—	1,002.0
Operating lease right-of-use assets	253.1	265.7
Deferred income taxes	561.1	561.6
Other noncurrent assets	184.0	138.9
TOTAL ASSETS	$11,077.1	$11,907.7
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,120.8	$1,890.0
Short-term debt and current portion of long-term debt	2.4	3.5
Current operating lease liabilities	65.0	64.4
Income and other taxes payable	98.3	66.8
Other current liabilities	553.3	513.6
Total current liabilities	2,839.8	2,538.3
Long-term debt, net	2,986.8	3,955.5
Long-term operating lease liabilities	209.6	221.8
Pension and other post-employment benefits	283.2	283.8
Deferred income taxes	380.8	467.6
Other noncurrent liabilities	432.2	485.1
Total liabilities	7,132.4	7,952.1
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at December 31, 2025 and June 30, 2025	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	94.7	94.2
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at December 31, 2025 and June 30, 2025	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 971.6 and 966.5 issued and 877.6 and 872.3 outstanding at December 31, 2025 and June 30, 2025, respectively	9.7	9.6
Additional paid-in capital	11,354.1	11,329.8
Accumulated deficit	(5,325.9)	(5,266.4)
Accumulated other comprehensive loss	(718.9)	(733.4)
Treasury stock—at cost, shares: 94.0 and 94.3 at December 31, 2025 and June 30, 2025, respectively	(1,792.1)	(1,796.9)
Total Coty Inc. stockholders’ equity	3,526.9	3,542.7
Noncontrolling interests	180.7	176.3
Total equity	3,707.6	3,719.0
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$11,077.1	$11,907.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2025
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2025	1.0	$—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4
Exercise of employee stock options and restricted stock units			1.6	—	—					—		—
Share-based compensation expense			—		14.4					14.4		14.4
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock			—							—		—		(3.3)
Net income						67.9				67.9	2.1	70.0	4.0
Other comprehensive income							14.8			14.8	(0.1)	14.7	0.1
Adjustment of redeemable noncontrolling interests to redemption value					6.9					6.9		6.9	(6.9)
Distribution to noncontrolling interests, net										—	—	—
BALANCE—September 30, 2025	1.0	$—	968.1	$9.6	$11,347.8	$(5,198.5)	$(718.6)	94.3	$(1,796.9)	$3,643.4	$178.3	$3,821.7	$91.4	$142.4
Exercise of employee stock options and restricted stock units			3.5	0.1	(0.1)					—		—
Reissuance of treasury stock					(1.0)	(3.8)		(0.3)	4.8	—		—
Shares withheld for employee taxes					(8.5)					(8.5)		(8.5)
Share-based compensation expense					17.8					17.8		17.8
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						(123.6)				(123.6)	2.5	(121.1)	4.8
Other comprehensive (loss) income							(0.3)			(0.3)	(0.1)	(0.4)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value					1.4					1.4		1.4	(1.4)
BALANCE—December 31, 2025	1.0	$—	971.6	$9.7	$11,354.1	$(5,325.9)	$(718.9)	94.0	$(1,792.1)	$3,526.9	$180.7	$3,707.6	$94.7	$142.4
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
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42.2)	$121.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	225.0	210.2
Non-cash lease expense	31.9	32.0
Deferred income taxes	(74.3)	15.2
Provision for bad debts	6.2	2.6
Provision for pension and other post-employment benefits	5.6	5.4
Share-based compensation	32.4	32.5
Impairment and losses on disposal of long-lived assets, net	8.4	0.9
Losses from equity investments, net	194.0	33.9
Foreign exchange effects	(5.0)	6.6
Losses on forward repurchase contracts, net	74.6	145.4
Other	36.7	25.6
Change in operating assets and liabilities
Trade receivables	(166.6)	(187.1)
Inventories	16.8	38.9
Prepaid expenses and other current assets	25.0	13.7
Accounts payable and accrued expenses	257.7	128.5
Other current liabilities	49.5	(89.4)
Operating lease liabilities	(30.9)	(28.8)
Income and other taxes payable	12.7	16.3
Other noncurrent assets	17.8	(5.9)
Other noncurrent liabilities	(50.4)	14.1
Net cash provided by operating activities	624.9	531.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100.6)	(120.8)
Proceeds from sale of equity investment	750.0	—
Proceeds from contingent consideration, license agreements, and sale of other long-lived assets, net	9.3	12.6
Net cash provided by (used in) investing activities	658.7	(108.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	—	10.0
Proceeds from revolving loan facilities	853.9	1,011.9
Repayments of revolving loan facilities	(1,261.6)	(943.8)
Proceeds from issuance of other long-term debt	899.2	—
Repayments of other long-term debt	(1,465.7)	(490.6)
Dividend payments on Class A Common Stock and Series B Preferred Stock	(6.6)	(6.7)
Net proceeds from (payments of) foreign currency contracts	3.7	(10.3)
Distribution to noncontrolling interests	(3.7)	—
Payments related to forward repurchase contracts, including hedge valuation adjustment	(85.6)	(77.8)
Refunds related to hedge valuation adjustment	—	61.8
Payments of deferred financing fees and premium on bond extinguishment	(29.7)	(2.0)
All other	(10.4)	(13.8)

Net cash used in financing activities	(1,106.5)	(461.3)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.5	(14.4)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	177.6	(52.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	270.4	320.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$448.0	$268.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$114.8	$112.1
Cash paid for income taxes, net of refunds received	33.7	42.6
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$54.4	$67.1
Fair value of Wella Distribution Rights (see Note 6 - Equity Investment)	$58.0	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2025. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2026. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2025 and June 30, 2025, the Company had restricted cash of $11.3 and $13.3, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2025 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2025. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the assessment of goodwill, other intangible assets and long-lived assets for impairment and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three and six months ended December 31, 2025 and 2024 was 31.1% and 45.9%, respectively and 31.4% and 35.9%, respectively. The decrease in the effective tax rate is primarily attributable to the release of uncertain tax positions in the current period and a higher limitation on the deductibility of interest expense in the prior period.

The effective tax rate of 31.1% for the three months ended December 31, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense and executive stock compensation, partially offset by the benefit recognized on the Company's sale of its remaining interest in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) and the release of uncertain tax positions.

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

The effective tax rate of 31.4% for the six months ended December 31, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense and executive stock compensation, partially offset by the benefit recognized on the Company's sale of its remaining interest in Wella and the release of uncertain tax positions.

The effective tax rate of 35.9% for the six months ended December 31, 2024 was higher than the statutory tax rate of 21% due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements, and (v) valuation allowance changes.
As of December 31, 2025 and June 30, 2025, the gross amount of UTBs was $225.4 and $240.8, respectively. As of December 31, 2025, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $150.2. As of December 31, 2025 and June 30, 2025, the liability associated with UTBs, including accrued interest and penalties, was $184.7 and $194.3, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $(3.6) and $0.8 for the three months ended December 31, 2025 and 2024, respectively, and $(2.5) and $4.6 for the six months ended December 31, 2025 and 2024. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 was $34.1 and $36.6, respectively.
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
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, addressing suggestions received from stakeholders regarding the Accounting Standards Codification ("ASC") and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make them easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Also in December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this update on our interim statements and related disclosures.
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
3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's CODM in deciding how to allocate resources and assess performance. The Company has designated its Former Chief Executive Officer ("Former CEO") as the CODM through December 31, 2025.
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

	Three Months Ended December 31, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$1,133.6	$545.0	$—	$1,678.6
Less:
Cost of sales	336.1	265.2	6.7	608.0
Advertising and consumer promotion costs	335.1	120.1	—	455.2
Other segment items(a)	280.5	141.4	45.3	467.2
Operating income (loss)	$181.9	$18.3	$(52.0)	$148.2

Reconciliation:

Operating income				$148.2
Interest expense, net				41.4
Other expense, net				275.4
Loss before income taxes				$(168.6)

Other segment disclosures:
Depreciation and amortization	$93.0	$37.1	$—	$130.1

	Three Months Ended December 31, 2024
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$1,116.1	$553.8	$—	$1,669.9
Less:
Cost of sales	314.6	239.8	1.3	555.7
Advertising and consumer promotion costs	328.1	117.1	—	445.2
Other segment items(a)	251.1	132.8	16.9	400.8
Operating income (loss)	$222.3	$64.1	$(18.2)	$268.2

Reconciliation:

Operating income				$268.2
Interest expense, net				54.4
Other expense, net				157.2
Income before income taxes				$56.6

Other segment disclosures:
Depreciation and amortization	$65.8	$38.4	$1.4	$105.6

	Six Months Ended December 31, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$2,203.1	$1,052.7	$—	$3,255.8
Less:
Cost of sales	657.1	504.6	6.7	1,168.4
Advertising and consumer promotion costs	613.1	251.4	—	864.5
Other segment items(a)	542.1	286.1	61.5	889.7
Operating income (loss)	$390.8	$10.6	$(68.2)	$333.2

Reconciliation:

Operating income				$333.2
Interest expense, net				88.0
Other expense, net				306.7
Loss before income taxes				$(61.5)

Other segment disclosures:
Depreciation and amortization	$151.7	$73.3	$—	$225.0

	Six Months Ended December 31, 2024
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$2,230.2	$1,111.2	$—	$3,341.4
Less:
Cost of sales	642.3	489.0	1.3	1,132.6
Advertising and consumer promotion costs	598.8	263.2	—	862.0
Other segment items(a)	525.3	280.9	34.6	840.8
Operating income (loss)	$463.8	$78.1	$(35.9)	$506.0

Reconciliation:

Operating income				$506.0
Interest expense, net				116.2
Other expense, net				200.5
Income before income taxes				$189.3

Other segment disclosures:
Depreciation and amortization	$131.9	$76.9	$1.4	$210.2
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

Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2025	2024	2025	2024
Fragrance	70.6%	70.6%	70.7%	70.4%
Color Cosmetics	21.7	22.3	21.8	22.2
Body Care & Other	4.4	4.4	4.4	4.5
Skincare	3.3	2.7	3.1	2.9
Total	100.0%	100.0%	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2025 and 2024 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fixed Cost Reduction Plan	(0.2)	—	(0.2)	—
Current Restructuring Actions and Other	6.0	1.4	5.0	2.1
Total Restructuring Actions	$5.8	$1.4	$4.8	$2.1

Fixed Cost Reduction Plan
On April 24, 2025, the Company announced a new plan to strengthen its operating model and simplify its fixed cost structure (the “Fixed Cost Reduction Plan”). Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The related liability balances were $66.1 and $74.1 at December 31, 2025 and June 30, 2025, respectively. The Company currently estimates that the total accrual will result in cash expenditures of approximately $19.7, $43.5, and $3.0 in fiscal 2026, 2027 and thereafter, respectively.

Current Restructuring Actions and Other
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The liability, which consisted primarily of employee severance, balances were $32.7 and $30.4 at December 31, 2025 and June 30, 2025 respectively. The Company estimates that the total remaining accrual of $32.7 will result in cash expenditures of approximately $16.0, $12.9, and $3.8 in fiscal 2026, 2027 and thereafter, respectively.

5. INVENTORIES
Inventories as of December 31, 2025 and June 30, 2025 are presented below:

	December 31, 2025	June 30, 2025
Raw materials	$216.3	$211.4
Work-in-process	7.9	11.2
Finished goods	554.0	571.9
Total inventories	$778.2	$794.5

6. EQUITY INVESTMENT
On December 18, 2025, the Company completed the sale of its remaining 25.8% equity interest in Wella to an entity affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Under the terms of the Purchase and Sale Agreement, the Company received $750.0 in cash consideration and a right to future proceeds from a subsequent sale or initial public offering of Wella, after KKR achieves a preferred return (the "Wella Distribution Rights"). The fair value of the Wella Distribution Rights recognized at the closing date was $58.0, and is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.
Accordingly, the total consideration recognized from the sale was $808.0, consisting of cash proceeds of $750.0 and the fair value of the Wella Distribution Rights of $58.0.
The Company recognized a loss on sale of $201.9 included in Other expense (income), net in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2025.

Cash proceeds	$750.0
Wella Distribution Rights	58.0
Total consideration	808.0

Less:
Wella investment carrying value	1,003.0
Transaction and other costs to sell	6.9

Loss on sale of Wella investment	(201.9)

The fair value of the Wella Distribution Rights was estimated using a Monte Carlo simulation incorporating significant unobservable inputs, including expected volatility of Wella’s equity value based on historical volatility of comparable companies. The Monte Carlo simulation incorporated multiple scenarios for Wella’s enterprise value, including timing of exit, and distribution waterfall provisions. The fair value of the Wella Distribution Rights is classified as Level 3 within the fair value hierarchy. Subsequent changes in fair value will be recognized in earnings within Other expense (income), net in the Condensed Consolidated Statement of Operations.

As a result of this transaction, the Company no longer holds any equity interest in Wella as of December 31, 2025.
The Company's equity investment, which is presented within Equity investment in the Condensed Consolidated Balance Sheets, is summarized as follows:

	December 31, 2025	June 30, 2025
Equity investment at fair value:
Wella (a)	—	1,002.0

Total equity investment	$—	$1,002.0

The following table presents summarized financial information of the Company’s equity method investees for the period ending December 31, 2025. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net revenues	$819.0	$737.9	$1,526.9	$1,393.4
Gross profit	$567.3	$507.4	$1,054.6	$953.1
Operating income	$129.1	$109.1	$191.8	$147.8
Income before taxes	$87.7	$51.3	$109.3	$48.8
Net income (loss)	$59.9	$19.2	$66.0	$(6.9)
Amounts included for the three and six months ending December 31, 2025 related to the investment in Wella include activity through the sale of the Wella investment on December 18, 2025.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2025 and June 30, 2025 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2025	$6,340.1	$1,762.2	$8,102.3
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2025	$3,229.8	$832.4	$4,062.2

Changes during the period ended December 31, 2025
Foreign currency translation	5.2	1.3	6.5

Gross balance at December 31, 2025	$6,345.3	$1,763.5	$8,108.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at December 31, 2025	$3,235.0	$833.7	$4,068.7

Other Intangible Assets, net
Other intangible assets, net as of December 31, 2025 and June 30, 2025 are presented below:

	December 31, 2025	June 30, 2025
Indefinite-lived other intangible assets	$761.6	$761.0
Finite-lived other intangible assets, net	2,343.3	2,453.8
Total Other intangible assets, net	$3,104.9	$3,214.8
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2025	$1,918.7	$1,918.7
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at June 30, 2025	$761.0	$761.0

Changes during the period ended December 31, 2025
Foreign currency translation	0.6	0.6

Gross balance at December 31, 2025	$1,919.3	$1,919.3
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at December 31, 2025	$761.6	$761.6
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2025
License agreements and collaboration agreements	$3,765.8	$(1,614.9)	$(19.6)	$2,131.3
Customer relationships	766.0	(568.9)	(5.5)	191.6
Trademarks	318.2	(208.4)	(0.5)	109.3
Product formulations and technology	87.8	(66.2)	—	21.6
Total	$4,937.8	$(2,458.4)	$(25.6)	$2,453.8
December 31, 2025
License agreements and collaboration agreements	$3,771.0	$(1,716.3)	$(19.6)	$2,035.1
Customer relationships	766.7	(577.5)	(5.5)	183.7
Trademarks	318.2	(214.2)	(0.5)	103.5
Product formulations and technology	88.0	(67.0)	—	21.0
Total	$4,943.9	$(2,575.0)	$(25.6)	$2,343.3
Amortization expense was $74.1 and $47.3 for the three months ended December 31, 2025 and 2024, respectively, and $113.4 and $95.4 for the six months ended December 31, 2025 and 2024, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended December 31,		Six Months Ended December 31,
Lease Cost:	2025	2024	2025	2024
Operating lease cost	$18.9	$19.4	$37.6	$38.2
Short-term lease cost	0.9	0.7	1.8	1.4
Variable lease cost	10.7	10.7	20.8	22.4
Sublease income	(2.7)	(3.8)	(5.5)	(7.4)
Net lease cost	$27.8	$27.0	$54.7	$54.6
Other information:
Operating cash outflows from operating leases	$(18.3)	$(18.1)	$(36.8)	$(34.9)
Right-of-use assets obtained in exchange for lease obligations	$17.9	$0.5	$22.0	$19.1

Weighted-average remaining lease term - real estate			5.7 years	6.5 years
Weighted-average discount rate - real estate leases			4.30%	4.54%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2026, remaining	$48.3
2027	69.8
2028	55.0
2029	45.6
2030	29.2
Thereafter	65.3
Total future lease payments	$313.2
Less: imputed interest	(38.6)
Total present value of lease liabilities	$274.6
Current operating lease liabilities	65.0
Long-term operating lease liabilities	209.6
Total operating lease liabilities	$274.6

9. DEBT
The Company’s debt balances consisted of the following as of December 31, 2025 and June 30, 2025, respectively:

	December 31, 2025	June 30, 2025
Short-term debt	$—	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026	—	350.0
2026 Euro Senior Secured Notes due April 2026 (b)	293.4	820.0
2027 Euro Senior Secured Notes due May 2027	586.8	585.7
2028 Euro Senior Secured Notes due September 2028	—	585.7
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2031 Dollar Senior Secured Notes due January 2031	900.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	—	407.3
Finance lease obligations & other long term debt	7.9	9.7
Total debt	3,038.1	4,008.4
Less: Short-term debt and current portion of long-term debt	(2.4)	(3.5)
Total Long-term debt	3,035.7	4,004.9
Less: Unamortized financing fees and discounts on long-term debt	(48.9)	(49.4)
Total Long-term debt, net	$2,986.8	$3,955.5
(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) As of December 31, 2025, the 2026 Euro Senior Secured Notes due April 2026 in the amount of €250.0 million are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through the Coty Revolving Credit Facility.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. Total short-term debt remained constant at $0.0 as of December 31, 2025 and June 30, 2025. In addition, the Company had undrawn letters of credit of $4.1 and $3.1, and bank guarantees of $15.8 and $16.0 as of December 31, 2025 and June 30, 2025, respectively.

Long-Term Debt
Recent Developments
On October 15, 2025, the Company issued an aggregate principal of $900.0 of 5.600% senior notes due 2031 (the “2031 Senior Secured Notes”) in a private offering. Coty received net proceeds of $888.0 in connection with the offering of the 2031 Senior Secured Notes. The Company used the proceeds from the offering to redeem all of the Company’s 2026 Dollar Secured Notes and a portion of the 2026 Euro Senior Secured Notes (each as defined below).
On December 30, 2025, the Company used the proceeds from the sale of its investment in Wella to redeem all of the Company's 2028 Euro Senior Secured Notes (as defined below).
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
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes. On October 17, 2025, the Company used proceeds from the offering of the 2031 Senior Notes to redeem €450.0 million (approximately $526.8) of the 2026 Euro Senior Secured Notes.
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
On September 19, 2023, the Company issued an aggregate principal amount of €500.0 million of 5.750% senior secured notes due 2028 ("2028 Euro Senior Secured Notes") in a private offering. Coty received net proceeds of €493.8 million in connection with the offering of the 2028 Euro Senior Secured Notes. On December 30, 2025, the Company used proceeds from the sale of the Wella investment to redeem €500.0 million (approximately $588.9) of the 2028 Euro Senior Secured Notes. The 2028 Euro Senior Secured Notes were redeemed at a price in excess of their carrying amount, resulting in a premium on redemption of €14.4 million (approximately $16.9), which was included in Other expense, net, in the Condensed Consolidated Statements of Operations.
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
•for the 2027 Euro Senior Secured Notes and the 2030 Dollar Senior Secured Notes, the collateral security, the guarantees and certain covenants will be released;
•for the 2029 Dollar Senior Secured Notes, the collateral security relating to the co-issuers and guarantors, the guarantees and certain covenants will be released; and
•for the 2031 Dollar Senior Secured Notes, the collateral security, the guarantees and certain covenants will be released;

in each case subject to reinstatement if those ratings agencies withdraw their investment grade rating for the respective notes. As of September 2024, each of the then existing Senior Secured Notes achieved an investment grade rating from two ratings agencies, and therefore, the applicable collateral release and covenant suspension periods are in effect for the respective Senior Secured Notes as described above.
For prior debt issuances not disclosed above, please refer to Note 14 — Debt in Coty's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Fiscal 2025 Form 10-K”).
Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the Senior Secured Notes prior to, and on or after, April 15, 2023 for the 2026 Euro Senior Secured Notes, May 15, 2026 for the 2027 Euro Senior Secured Notes, January 15, 2025 for the 2029 Dollar Senior Secured Notes, July 15, 2026 for the 2030 Dollar Senior Secured Notes, and December 15, 2030 for the 2031 Dollar Senior Secured Notes (the "Early Redemption Dates").
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
At any time on or after the Early Redemption Dates, the Company may redeem some or all of the respective notes at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on respective dates of each of the years indicated below:

	Price
For the period beginning	2027 Euro Senior Secured Notes		2029 Dollar Senior Secured Notes	2030 Dollar Senior Secured Notes	2031 Dollar Senior Secured Notes
Year	May 15,	November 15,	January 15,	July 15,	January 15,
2025	N/A	N/A	102.375%	N/A	N/A
2026	102.250%	100.000%	101.188%	103.313%	100.000%
2027	100.000%	N/A	100.000%	101.656%	100.000%
2028 and thereafter	N/A	N/A	100.000%	100.000%	100.000%
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into an amended and restated credit agreement (the "2018 Coty Credit Agreement"), which, as previously disclosed, was amended most recently in July 2023.
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "Coty Revolving Credit Facility" (and together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate ("SOFR") loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period. As previously disclosed, the Company has repaid all outstanding balances under the 2018 Coty Term A Facility and 2018 Coty Term B Facility and no amounts are outstanding as of December 31, 2025.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $6.4 and $1.6 during the three months ended December 31, 2025 and 2024, respectively, and $6.4 and $1.6 during the six months ended December 31, 2025 and 2024, respectively. Additionally, the Company capitalized deferred issuance fees of $15.3 and $0.0 during the three months ended December 31, 2025 and 2024, respectively, and $15.3 and $0.0 during the six months ended December 31, 2025 and 2024, respectively.
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

In the case of the Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	December 31, 2025		June 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,030.2	$3,060.8	$3,591.4	$3,632.7
2018 Coty Credit Agreement	—	—	407.3	407.3
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of December 31, 2025, are presented below:

Fiscal Year Ending June 30,
2026, remaining	$293.4
2027	586.8
2028	—
2029	500.0
2030	—
Thereafter	1,650.0
Total	$3,030.2
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
December 31, 2025 through July 11, 2028	4.00 to 1.00

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
As of December 31, 2025, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
10. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2025 and 2024, respectively, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$52.4	$56.7	$104.0	$117.1
Foreign exchange (gains) losses, net of derivative contracts	(5.8)	1.4	(6.7)	6.1
Interest income	(5.2)	(3.7)	(9.3)	(7.0)
Total interest expense, net	$41.4	$54.4	$88.0	$116.2

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1.6	$1.3	$0.1	$0.1	$1.7	$1.4
Interest cost	0.1	0.2	3.1	3.0	0.4	0.4	3.6	3.6
Expected return on plan assets	—	—	(1.3)	(1.3)	—	—	(1.3)	(1.3)
Amortization of net (gain) loss	(0.2)	—	(0.4)	(0.3)	(0.6)	(0.7)	(1.2)	(1.0)
Net periodic benefit cost (credit)	$(0.1)	$0.2	$3.0	$2.7	$(0.1)	$(0.2)	$2.8	$2.7

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$3.1	$2.6	$0.2	$0.2	$3.3	$2.8
Interest cost	0.3	0.4	6.2	6.0	0.8	0.8	7.3	7.2
Expected return on plan assets	—	—	(2.6)	(2.6)	—	—	(2.6)	(2.6)
Amortization of net (gain) loss	(0.4)	—	(0.8)	(0.6)	(1.2)	(1.4)	(2.4)	(2.0)
Net periodic benefit cost (credit)	$(0.1)	$0.4	$5.9	$5.4	$(0.2)	$(0.4)	$5.6	$5.4
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
As of December 31, 2025 and June 30, 2025, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $14.1 and $17.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of December 31, 2025 and June 30, 2025, the notional amounts of these outstanding non-designated foreign currency forward contracts were $1,042.8 and $1,102.5, respectively.
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its Revolving Credit Facility. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative and positive impact of increases in the variable rates over the term of the contracts. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.

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
As of December 31, 2025 and June 30, 2025, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €771.9 million and €1,593.9 million, respectively. All designated hedge amounts were considered highly effective.
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
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year. Subsequently, in January 2026, the Company entered into amendment agreements with all of the counterparties to extend both maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to January 2027. Refer to Note 13—Equity and Convertible Preferred Stock.
During the six months ended December 31, 2025, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, and $10.1 in December 2025. In addition, during the prior fiscal year, the Company paid $191.1 in Hedge Valuation Adjustments in February 2025. Refer to Note 13—Equity and Convertible Preferred Stock
Derivative and non-derivative financial instruments which are designated as hedging instruments:
Foreign currency borrowings classified as net investment hedges—The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) ("AOCI/(L)") was $(91.0) and $(91.6) as of December 31, 2025 and June 30, 2025, respectively.
Cross-currency swap instruments classified as net investment hedges—The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(111.5) and $(113.2) as of December 31, 2025 and June 30, 2025, respectively.
Foreign exchange forward contracts classified as cash flow hedges—The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(0.3) and $(1.1) as of December 31, 2025 and June 30, 2025, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $(0.3). As of December 31, 2025, all of the Company's foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Foreign exchange forward contracts	$0.1	$1.7	$(0.5)	$1.1
Cross-currency swap contracts	6.0	—	1.7	—
Net investment hedges	1.2	105.8	0.6	45.6

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,
	2025		2024
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.9)	$—	$0.7	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	—	0.4

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Six Months Ended December 31,
	2025		2024
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(1.4)	$—	$0.9	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	—	0.8
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2025	2024	2025	2024
Foreign exchange contracts	Selling, general and administrative expenses	$0.4	$0.3	$0.2	$0.4
Foreign exchange contracts(a)	Interest expense, net	2.8	(50.4)	4.9	(22.8)
Foreign exchange and forward repurchase contracts	Other expense, net	(50.4)	(126.0)	(85.0)	(168.1)
(a) The losses and gains for these foreign exchange contracts were offset against the gains and losses from revaluation of debt denominated in foreign currency included in Interest expense, net.
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of December 31, 2025, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2025, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 877.6 million.
The Company's Majority Stockholder
As of December 31, 2025, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, who served as the Company's Chairman through December 31, 2025, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if converted basis.
Preferred Stock
As of December 31, 2025, total authorized shares of preferred stock are 20.0 million.

Series A Preferred Stock
As of December 31, 2025, there were 1.0 million shares of Series A Preferred stock, par value of $0.01 per share, authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Rainbow Aggregator L.P. (“KKR Aggregator”) of 1.0 million shares of Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and its affiliated investment funds sold 146,057 shares of Series B Preferred Stock, to HFS, that is beneficially owned by Peter Harf, a former director of the Company.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, KKR and its affiliates has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended December 31, 2025 and 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. During the six months ended December 31, 2025 and 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $6.6 and paid accrued dividends of $6.6. As of December 31, 2025 and June 30, 2025, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended December 31, 2025.
The change in dividends accrued recorded to Additional Paid-in Capital ("APIC") in the Condensed Consolidated Balance Sheet as of December 31, 2025 and 2024 was $0.0 and nil, respectively. In addition, the Company made payments of $0.0 and $0.1, of which $0.0 and nil relate to employee taxes, for the previously accrued dividends on restricted stock units ("RSUs") that vested during the six months ended December 31, 2025 and 2024, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Other current liabilities are $0.7 as of December 31, 2025 and June 30, 2025.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of December 31, 2025, the Company has $796.8 remaining under the Share Repurchase Program.
In December 2022 and November 2023, the Company entered into forward repurchase contracts with three large financial institutions (“Counterparties”) to start hedging for potential $196.0 and $294.0 share buyback programs in 2025 and 2026, respectively.
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to December 2025 if net cash settlement is elected, or to January 2026 with physical settlement. Subsequently, in January 2026, the Company entered into amendment agreements with all of the counterparties to extend both maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to December 2026 if net cash settlement is elected, or to January 2027 with physical settlement.

As part of the agreements, the Company will pay interest on the outstanding underlying notional amount of the forward repurchase contracts held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 forward repurchase transactions were 6.7% and 7.0%, respectively, as of December 31, 2025.
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
During the six months ended December 31, 2025, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, and $10.1 in December 2025. In addition, during the prior fiscal year, the Company paid $191.1 in Hedge Valuation Adjustments in February 2025. This resulted in a downward adjustment to the initial price at acquisition for these forward repurchase contracts.

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
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2025	$(1.1)	$(204.8)	$(582.7)	$55.2	$(733.4)
Other comprehensive (loss) income before reclassifications	(0.1)	2.3	11.1	(0.1)	13.2
Net amounts reclassified from AOCI/(L)	0.9	—	—	0.4	1.3
Net current-period other comprehensive income	0.8	2.3	11.1	0.3	14.5
Balance—December 31, 2025	$(0.3)	$(202.5)	$(571.6)	$55.5	$(718.9)

(a) For the six months ended December 31, 2025, other comprehensive loss before reclassifications of $0.1 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $2.3, net of tax of $2.7.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Equity plan expense (a)	$17.8	$15.2	$32.2	$32.1
Liability plan (income) expense	0.1	0.3	0.2	0.4
Fringe expense	2.0	2.9	2.0	2.9
Total share-based compensation expense	$19.9	$18.4	$34.4	$35.4

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of December 31, 2025, the total unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and performance restricted stock units ("PRSUs") is $0.0, $52.2, and $1.2, respectively. The unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.00, 2.31, and 1.47 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 10.5 million shares of RSUs and other share awards during the three and six months ended December 31, 2025, respectively. The Company granted 3.8 million shares of RSUs and other share awards during the three and six months ended December 31, 2024, respectively. The Company recognized share-based compensation expense of $21.0 and $17.6 for the three months ended December 31, 2025 and 2024, respectively, of which $10.3 and $5.2 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $34.4 and $30.8 for the six months ended December 31, 2025 and 2024, respectively, of which $16.4 and $10.4 related to Ms. Nabi's award, as described below.
Performance Restricted Stock Units
The Company granted no shares of PRSUs, respectively, during the three and six months ended December 31, 2025. The Company granted 4.0 million and 4.1 million shares of PRSUs, respectively, during the three and six months ended December 31, 2024. The Company recognized share-based compensation expense of $(1.1) and $0.8 for the three months ended December 31, 2025 and 2024, respectively, of which $(2.0) and $0.1 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of nil and $4.5 for the six months ended December 31, 2025 and 2024, respectively, of which $(1.7) and $1.9 related to Ms. Nabi's award, as described below.
Long-term Equity Program for CEO
Pursuant to the term of the amended employment agreement on May 4, 2023, the Company granted its CEO, Sue Nabi, a one-time award of 10,416,667 RSUs and a total of 10,416,665 PRSUs in five equal tranches over the next five years. Ms. Nabi ceased to serve as the Company’s CEO effective December 31, 2025, and pursuant to the terms of the separation agreement on December 20, 2025, these two awards will be treated in accordance with the terms discussed below.

Ms. Nabi's 10,416,667 RSUs were originally scheduled to vest and settle in shares of the Company’s Class A Common Stock, par value $0.01 per share over five years on the following vesting schedule: (i) 15% on September 1, 2024, (ii) 15% on September 1, 2025, (iii) 20% on September 1, 2026, (iv) 20% on September 1, 2027; and (v) 30% on September 1, 2028, in each case subject to Ms. Nabi’s continued employment through the applicable vesting date. As of the date of the separation agreement, the first two tranches had vested. Pursuant to the terms of the amended employment agreement, Ms. Nabi vested in the third tranche on January 2, 2026. The remaining two tranches of the RSU awards and all PRSU awards were forfeited. Any previously recognized compensation expense is reversed for forfeited awards.
Non-Qualified Stock Options
The Company granted no non-qualified stock options and recognized share-based compensation expense of $0.0 and nil for the three months ended December 31, 2025 and 2024, respectively, and $0.0 and $0.1 for the six months ended December 31, 2025 and 2024, respectively.

15. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Amounts attributable to Coty Inc.:
Net (loss) income attributable to Coty Inc.	$(123.6)	$23.7	$(55.7)	$106.6
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(6.6)	(6.6)
Net (loss) income attributable to common stockholders	$(126.9)	$20.4	$(62.3)	$100.0

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	876.8	871.4	874.8	869.6
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	—	3.8	—	5.6
Effect of Convertible Series B Preferred Stock (c)	—	—	—	—
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	876.8	875.2	874.8	875.2

Earnings per common share:
Earnings per common share - basic	$(0.14)	$0.02	$(0.07)	$0.11
Earnings per common share - diluted (e)	(0.14)	0.02	(0.07)	0.11

(a) For the three months ended December 31, 2025 and 2024, outstanding stock options with rights to purchase 3.4 million and 3.5 million shares, respectively, of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. Series A Preferred Stock had no dilutive effect, as the exchange right expired on March 27, 2024. For the six months ended December 31, 2025 and 2024, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.4 million and 3.5 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended December 31, 2025 and 2024, there were 21.5 million and 13.7 million anti-dilutive RSUs, respectively, excluded from the computation of Diluted EPS. For the six months ended December 31, 2025 and 2024, there were 17.4 million and 6.8 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three and six months ended December 31, 2025 and 2024, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and six months ended December 31, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the Convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $38.6 and $96.5, respectively, if dilutive, for the three months ended December 31, 2025 and 2024 on net (loss) income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $6.6, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $65.1 and $128.8 respectively, if dilutive, for the six months ended December 31, 2025 and 2024 on net (loss) income applicable to common stockholders during the period.
16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of December 31, 2025, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $94.7 and $94.2 as the RNCI balances as of December 31, 2025 and June 30, 2025, respectively.

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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of December 31, 2025 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of December 31, 2025
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$829.8 million (approximately $151.5)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$487.6 million (approximately $89.0)
Nov-22		IPI	2018-2019	R$494.8 million (approximately $90.3) (a)
Mar-24		IPI	2020	R$38.3 million (approximately $7.0)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$253.0 million (approximately $46.2)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$0.0 million (approximately $0.0) (b)

(a) During the first quarter of the current fiscal year, the tax assessment was revised as the case progressed through the Brazilian judicial system. As part of this reassessment, previously applied penalties were excluded in accordance with applicable tax regulations. As a result, the total liability was reduced compared to the prior assessment in the previous fiscal year.

(b) During the first quarter of the current fiscal year, the administrative case was decided in Coty's favor and prevailed against the tax authorities' appeal.
For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case, and the court rendered a verdict granting the Company's request to remand the case to the state court of Goiás in the first quarter of the fiscal year. The case is expected to be heard in the first half of fiscal 2027. The Company has been required to provide surety bonds of R$199.6 million (approximately $36.4) and cash deposits of R$212.7 million (approximately $38.8) as of December 31, 2025, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Condensed Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, this case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has obtained a stay pending the Protege fee case. The Company has been required to provide surety bonds of R$541.9 million (approximately $98.9) as of December 31, 2025, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$347.4 million (approximately $63.4) as of December 31, 2025, to guarantee payment if the case is resolved against the Company.

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

18. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately five years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of December 31, 2025, would be approximately $2.9. The Company has assessed the probability of default by the assignee and has determined it to be remote.

Wella
The Company had an agreement with Wella to provide management, consulting and financial services. The Company earned $0.4 and $0.7 in the three and six months ended December 31, 2025, respectively, and $0.4 and $0.7 in the three and six months ended December 31, 2024, respectively, which are reflected in Other expense, net in the Condensed Consolidated Statements of Operations. This agreement ended on December 18, 2025.
On December 18, 2025, the Company completed the sale of its remaining 25.8% equity interest in Wella to an entity affiliated with KKR. As a result of this transaction, the Company no longer holds any equity interest in Wella. The Company no longer considers Wella as a related party.
The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. Fees earned were $1.0 and $1.6 for the three months ended December 31, 2025 and 2024, respectively, and $2.6 and $3.0 for the six months ended December 31, 2025 and 2024, respectively. Fees are principally invoiced on a cost plus basis and were included in Cost of sales in the Company's Condensed Consolidated Statement of Operations.
Secondment Agreement
On October 1, 2025, the Company entered into a secondment arrangement with an entity affiliated with JAB to obtain executive management services. Under the terms of the arrangement, the secondee provides services to the Company for a minimum period of one year, in exchange for a fixed fee payable to the affiliated entity. For the quarter ended December 31, 2025, $0.3 was recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations, with a corresponding $0.3 recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

19. SUBSEQUENT EVENTS
Forward Repurchase Contracts
In January 2026, the Company entered into amendment agreements with all of the counterparties to its forward repurchase contracts. The amendments extend both maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to December 2026 if net cash settlement is elected, or to January 2027 with physical settlement. Refer to Note 13 — Equity and Convertible Preferred Stock.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), the strategic review of the Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands, and any transactions related thereto, use of proceeds from any transaction and the timing and outcome of the strategic review, expectations and/or plans with respect to joint ventures, the timing and size of any future distribution related to the Wella Distribution Rights (as defined below), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, plans and expectations with respect to licenses and/or portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in certain categories, markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true-up” payments in connection with our forward repurchase contracts and plans for settlement of such contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions (including our recent fixed cost reduction plan), continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East, or due to a change in tariffs or trade policy impacting raw materials) and expectations regarding future service levels and inventory levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes (including the expected timing and amount of the release of any tax valuation allowance), the assessment of goodwill, other intangible and long-lived assets for impairments, and the market value of inventory;
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
•our relationship with KKR, whose affiliates are investors in Rainbow JVCO LTD and subsidiaries (together, “Wella” or the “Wella Company”) following the sale of a majority stake in our Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (together, the “Wella Business”) and the subsequent sale of our remaining Wella stake, any related conflicts of interest or litigation. and the timing and terms of any future sale or initial public offering of Wella;
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

Recent Changes
Markus Strobel was appointed by the Board of Directors (the “Board”) as Executive Chairman of the Board and Interim Chief Executive Officer ("Interim CEO"), effective January 1, 2026. While our long-term objectives remain focused on value creation, profitability, and growth, the Interim CEO is undertaking a comprehensive review of the business to assess opportunities to enhance performance, strengthen competitive positioning, and improve execution across key areas. As a result, no material changes to our strategy, capital allocation framework, or operational priorities have been finalized or approved. We expect to provide updates regarding any material strategic developments, initiatives, or changes, if and when they are determined, through future filings, earnings communications, or other public disclosures, as appropriate.

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

Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. In response, we have evaluated more diversified sourcing strategies, strategic pricing adjustments and cost-reduction initiatives to help offset these pressures and protect our profitability. We are optimizing our supply chain to enhance resilience and agility in response to changing tariff environments. We have successfully transitioned mass fragrance production, as well as fragrance mists, to our U.S. manufacturing site. Additional entry-level prestige fragrance products may be transferred to further optimize U.S. capacity.

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

We currently estimate that our operating results will be impacted by approximately $33.0 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $28.0 is expected to be reflected in our fiscal 2026 operating results, with the remaining amount of approximately $5.0 expected to be reflected in the first quarter of fiscal 2027. In the first half of fiscal 2026, approximately $14.0 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

Market Trends and Sales Performance

Fragrances: In the first half of fiscal 2026, net revenues from fragrances decreased by a low single-digit percentage compared to the prior-year period, reflecting a more promotional marketplace. Prestige fragrance trends improved; however, elevated promotional intensity during the holiday season and moderating category growth continued to weigh on net revenue performance. We continue to plan to leverage innovations and new launches, like the Boss Bottled Beyond launch, to unlock value in key markets like the U.S. market. Within our Consumer Beauty segment, we plan to streamline smaller lifestyle fragrance initiatives while amplifying key franchises. We also remain focused on strengthening sell-out and improving market share across priority markets.

Color Cosmetics: In the first half of fiscal 2026, net revenues from color cosmetics declined by a mid single-digit percentage versus the prior-year period. We have begun implementing a performance improvement plan designed to narrow the sell-out gap over time through sharper strategic priorities and more focused investment behind core brands and franchises. Prestige makeup declined by low single digits in the first half, reflecting softer category trends. We remain committed to strengthening execution across both mass and prestige, supported by targeted initiatives aimed at improving competitiveness and driving sustainable growth.

Skin and Body Care: In the first half of fiscal 2026, net revenues from skin and body care declined by a low single-digit percentage compared to the prior-year period, as competitive pricing actions and broader category dynamics in the Brazil body care market impacted net sales. We will focus on scalable and structurally profitable opportunities within skincare, while optimizing our mass body care exposure.

Geographic Regions: In the first half of fiscal 2026, compared to the prior-year period, net revenue in the Americas declined by a mid single-digit percentage, driven primarily by weak demand in the U.S. color cosmetics market. During the same period, net revenue in EMEA decreased by a low single-digit percentage, reflecting negative market trends across many European markets, and net revenue in Asia Pacific declined by a mid single-digit percentage.

Financial Outlook

We expect that our reported net revenue for the third quarter of fiscal 2026 will decline compared to the prior year, which includes an estimated low to mid-single digit percentage benefit from foreign exchange. We anticipate that our third quarter fiscal 2026 gross margin will be pressured as a result of lower net sales as well as the net impact from tariffs. We are re-accelerating our cost reduction efforts to deliver savings of approximately $80.0 in fiscal 2026.

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
•Other (income) expense: We have excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded realized and unrealized gains and losses on the investment in Wella, as well as expenses related to potential or actual sales transactions reducing equity investments, as our management believes these gains and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. Such transactions do not reflect our operating results and we have excluded the impact as our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
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

THREE MONTHS ENDED DECEMBER 31, 2025 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2024
NET REVENUES
In the three months ended December 31, 2025, net revenues increased 1%, or $8.7, to $1,678.6 from $1,669.9 in the three months ended December 31, 2024, reflecting a increase in unit volume of 1% (primarily driven by body care brands — mainly in Brazil — which offset volume declines across other categories) and a positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Euro), partially offset by negative price and mix impact of 4% (primarily driven by increased trade incentives related to prestige fragrances and greater sales of lower-priced body care products in Brazil). The overall increase in net revenues reflects sales growth in the Prestige segment. Within Consumer Beauty, sales declined primarily due to color cosmetics— primarily as a result of the negative performance of our brands in the United States market — and due to a deceleration of the overall mass fragrance market. Net revenues increased in EMEA, and decreased in the Americas and Asia Pacific regions.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
NET REVENUES
Prestige	$1,133.6	$1,116.1	2%
Consumer Beauty	545.0	553.8	(2)%
Total	$1,678.6	$1,669.9	1%
Prestige
In the three months ended December 31, 2025, net revenues from the Prestige segment increased 2%, or $17.5 to $1,133.6 compared to $1,116.1 in the three months ended December 31, 2024, reflecting a decrease in unit volume of 2% (primarily due to lower sales volume in prestige fragrances) and positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Euro). The increase in net revenues primarily reflects:

•Prestige fragrance sales growth of $10.5, primarily driven by increased net sales from Gucci, supported by the strong innovation performance of Gucci Flora Gorgeous Gardenia Intense and Gucci Bloom Ambrosia D'oro. Net sales also increased for Kylie fragrances, benefiting from prior-year innovations and new launches. These gains were partially offset by declines in Calvin Klein, reflecting weaker sales in certain distribution channels;
•Prestige skincare sales growth of $4.3; and
•Prestige cosmetics sales growth of $2.7.
Consumer Beauty
In the three months ended December 31, 2025, net revenues from the Consumer Beauty segment decreased 2%, or $8.8, to $545.0 from $553.8 in the three months ended December 31, 2024, reflecting a negative price and mix impact of 7% (primarily driven by mass fragrance and color cosmetics), an increase in unit volume of 1%, partially offset by a positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro). The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $12.0, primarily due to declines in sales across most markets led by the United States, and reflecting market share losses across major markets, driven by lower consumption across the category, which impacted net revenues from Covergirl; and
•Mass fragrance sales declines of $3.2.
These decreases were partially offset by:
•Mass skincare sales increases of $5.3; and
•Mass body care sales increases of $1.1.
COST OF SALES
In the three months ended December 31, 2025, cost of sales increased 9%, or $52.3, to $608.0 from $555.7 in the three months ended December 31, 2024. Cost of sales as a percentage of net revenues increased to 36.2% in the three months ended December 31, 2025 from 33.3% in the three months ended December 31, 2024, resulting in a gross margin decrease of approximately 290 basis points, primarily reflecting:
(i)approximately 160 basis points, primarily due to an increase in manufacturing and material costs as a percentage of net revenues;
(ii)approximately 70 basis points related to increased freight costs as a percentage of net revenues;
(iii)approximately 40 basis points related to increased designer license fees as a percentage of net revenues; and
(iv)approximately 30 basis points increase related to excess and obsolescence costs as a percentage of net revenues.
Gross margin was negatively impacted by higher discounts and promotions in the current period, which counterbalanced improvements in manufacturing efficiency, productivity, and procurement cost optimization. Tariffs also negatively impacted our gross margin during the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended December 31, 2025, selling, general and administrative expenses increased 6%, or $45.2, to $842.5 from $797.3 in the three months ended December 31, 2024. Selling, general and administrative expenses as a percentage of net revenues increased to 50.2% in the three months ended December 31, 2025 from 47.7% in the three months ended December 31, 2024, or approximately 250 basis points. This increase primarily reflects:
(i)80 basis points due to an early license termination in the current period;
(ii)50 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues;
(iii)50 basis points due to an increase in operational accruals as a percentage of net revenues;
(iv)20 basis points due to an increase in fixed costs as a percentage of net revenues; and
(v)20 basis points due to unfavorable transactional impact from our exposure to foreign currency as a percentage of net revenues.
OPERATING INCOME
In the three months ended December 31, 2025, operating income was $148.2 compared to income of $268.2 in the three months ended December 31, 2024. Operating income margin decreased to 8.8% in the three months ended December 31, 2025 as compared to operating income margin of 16.1% in the three months ended December 31, 2024. The decrease in operating margin is primarily driven by an increase in cost of goods sold (approximately 290 basis points), an increase in amortization expense as a percentage of net revenues (approximately 160 basis points), an unfavorable impact due to an early license termination as a percentage of net revenue (approximately 80 basis points), an increase in in advertising and consumer promotional costs as a percentage of net revenues (approximately 50 basis points), and an increase in operational accruals as a percentage of net revenues (approximately 50 basis points).
Operating Income (Loss) by Segment

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
Operating income (loss)
Prestige	$181.9	$222.3	(18)%
Consumer Beauty	18.3	64.1	(71)%
Corporate	(52.0)	(18.2)	<(100%)
Total	$148.2	$268.2	(45)%
Prestige
In the three months ended December 31, 2025, operating income for Prestige was $181.9 compared to income of $222.3 in the three months ended December 31, 2024. Operating margin decreased to 16.0% of net revenues in the three months ended December 31, 2025 as compared to 19.9% in the three months ended December 31, 2024, driven by an increase in amortization expense as a percentage of net revenues (approximately 240 basis points), an increase in cost of goods sold as a percentage of net revenues (approximately 150 basis points), partially offset by a decrease in fixed costs as percentage of net revenue (approximately 60 basis points).
Consumer Beauty
In the three months ended December 31, 2025, operating income for Consumer Beauty was $18.3 compared to income of $64.1 in the three months ended December 31, 2024. Operating income margin decreased to 3.4% of net revenues in the three months ended December 31, 2025 as compared to operating income margin of 11.6% in the three months ended December 31, 2024, driven by an increase in cost of goods sold as a percentage of net revenues (approximately 540 basis points) driven by increased sales in Brazil of lower margin products, an increase in operational accruals as a percentage of net revenues (approximately 130 basis points), and an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 90 basis points).
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2025, the operating loss for Corporate was $52.0 compared to a loss of $18.2 in the three months ended December 31, 2024, as described under “Adjusted Operating Income for Coty Inc.” below. The increase in the operating loss for Corporate was primarily driven by costs of $19.7 related to an early license termination.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$181.9	$65.0	$246.9
Consumer Beauty	18.3	9.1	27.4
Corporate	(52.0)	52.0	—
Total	$148.2	$126.1	$274.3

	Three Months Ended December 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$222.3	$37.7	$260.0
Consumer Beauty	64.1	9.6	73.7
Corporate	(18.2)	18.2	—
Total	$268.2	$65.5	$333.7

(a)See a reconciliation of reported net income to operating income (loss) to adjusted operating income (loss) and adjusted EBITDA for Coty Inc. and reconciliations of segment operating income (loss) to segment adjusted operating income (loss) and segment adjusted EBITDA for the Prestige, Consumer Beauty and Corporate segments with a description of the adjustments under “Net (Loss) Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.” and “Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA”, below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Net (Loss) Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
Net (loss) income	$(116.2)	$30.6	<(100%)
Net income margin	(6.9)%	1.8%
(Benefit) provision for income taxes	(52.4)	26.0	<(100%)
(Loss) Income before income taxes	$(168.6)	$56.6	<(100%)
Interest expense, net	41.4	54.4	(24)%
Other expense, net	275.4	157.2	75%
Reported operating income	$148.2	$268.2	(45)%
Reported operating income margin	8.8%	16.1%
Amortization expense	74.1	47.3	57%
Restructuring and other business realignment costs	14.3	2.7	>100%
Stock-based compensation	18.0	15.5	16%
Early license termination	19.7	—	N/A
Total adjustments to reported operating income	$126.1	$65.5	93%
Adjusted operating income	$274.3	$333.7	(18)%
Adjusted operating income margin	16.3%	20.0%
Adjusted depreciation	55.9	57.0	(2)%
Adjusted EBITDA	$330.2	$390.7	(15)%
Adjusted EBITDA margin	19.7%	23.4%
In the three months ended December 31, 2025, adjusted operating income decreased $59.4 to $274.3 from $333.7 in the three months ended December 31, 2024. Adjusted operating margin decreased to 16.3% of net revenues in the three months ended December 31, 2025 from 20.0% in the three months ended December 31, 2024. In the three months ended December 31, 2025, adjusted EBITDA decreased $60.5 to $330.2 from $390.7 in the three months ended December 31, 2024. Adjusted EBITDA margin decreased to 19.7% of net revenues in the three months ended December 31, 2025 from 23.4% in the three months ended December 31, 2024.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
Reported operating income	$181.9	$222.3	(18)%
Reported operating income margin	16.0%	19.9%
Amortization expense	65.0	37.7	72%
Total adjustments to reported operating income	$65.0	$37.7	72%
Adjusted operating income	$246.9	$260.0	(5)%
Adjusted operating income margin	21.8%	23.3%
Adjusted depreciation	27.9	28.2	(1)%
Adjusted EBITDA	$274.8	$288.2	(5)%
Adjusted EBITDA margin	24.2%	25.8%
Operating (Loss) Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
Reported operating income	$18.3	$64.1	(71)%
Reported operating income margin	3.4%	11.6%
Amortization expense	9.1	9.6	(5)%
Total adjustments to reported operating income	$9.1	$9.6	(5)%
Adjusted operating income	$27.4	$73.7	(63)%
Adjusted operating income margin	5.0%	13.3%
Adjusted depreciation	28.0	28.8	(3)%
Adjusted EBITDA	$55.4	$102.5	(46)%
Adjusted EBITDA margin	10.2%	18.5%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
Reported operating loss	$(52.0)	$(18.2)	<(100%)
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	14.3	2.7	>100%
Stock-based compensation	18.0	15.5	16%
Early license termination	19.7	—	N/A
Total adjustments to reported operating income	$52.0	$18.2	>100%
Adjusted operating loss	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended December 31, 2025, amortization expense increased to $74.1 from $47.3 in the three months ended December 31, 2024. The increase was primarily driven by accelerated amortization related to a brand license. In the three months ended December 31, 2025, amortization expense of $65.0 and $9.1 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2024, amortization expense of $37.7 and $9.6 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred approximately $15.0 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan as of December 31, 2025, which have been recorded in Corporate.

In the three months ended December 31, 2025, we incurred restructuring and other business structure realignment costs of $14.3 as follows:
•We incurred Restructuring costs of $5.8, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $8.5, which is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In the three months ended December 31, 2024, we incurred restructuring and other business structure realignment costs of $2.7, as follows:
•We incurred in Restructuring costs of $1.4, primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $1.3, which is reported in Cost of sales in the Condensed Consolidated Statements of Operations.
Stock-Based Compensation
In the three months ended December 31, 2025, stock-based compensation was $18.0 as compared with $15.5 in the three months ended December 31, 2024.
Early License Termination
In the three months ended December 31, 2025, we incurred costs related to the early termination of a license of $19.7, of which $6.7 is reported in Costs of Sales, and $13.0 is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2024, we incurred no costs related to the early termination of a license.
Adjusted Depreciation Expense
In the three months ended December 31, 2025, adjusted depreciation expense of $27.9 and $28.0 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2024, adjusted depreciation expense of $28.2 and $28.8 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended December 31, 2025, net interest expense was $41.4 as compared with $54.4 in the three months ended December 31, 2024. The decrease in interest expense is primarily due to foreign exchange gains as compared to losses in the prior year, as well as due to lower average interest rates primarily reflecting positive impact from cross-currency swaps in reducing interest expense.
OTHER EXPENSE
In the three months ended December 31, 2025, other expense was $275.4 as compared with other expense of $157.2 in the three months ended December 31, 2024. The increase in Other expense of $118.2 is primarily due to loss on sale of equity investments of $201.9 partially offset by lower net losses on forward repurchase contracts of $75.6 compared to the prior year period.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2025 and 2024 was 31.1% and 45.9%, respectively. The decrease in the effective tax rate was primarily attributable to the release of uncertain tax positions in the current period and a higher limitation on the deductibility of interest expense in the prior period.

The effective tax rate of 31.1% for the three months ended December 31, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense and executive stock compensation, partially offset by the benefit recognized on the Company's sale of its remaining interest in Wella and the release of uncertain tax positions.
The effective tax rate of 45.9% in the three months ended December 31, 2024 was higher than the statutory tax rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(168.6)	$(52.4)	31.1%	$56.6	$26.0	45.9%
Adjustments to reported operating income (a)	126.1			65.5
Realized/unrealized loss on investment in Wella Company (c)	201.9			32.0
Other adjustments (d)	(0.7)			(0.1)
Total Adjustments (b)	327.3	79.0		97.4	17.3
Adjusted income before income taxes	$158.7	$26.6	16.8%	$154.0	$43.3	28.1%

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
(c)For the three months ended December 31, 2025, this primarily represents the realized loss on the sale of the investment in Wella. For the three months ended December 31, 2024, this primarily represents unrealized loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended December 31, 2025, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the three months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments.
The adjusted effective tax rate was 16.8% for the three months ended December 31, 2025 compared to 28.1% for the three months ended December 31, 2024. The difference is primarily due to the release of uncertain tax positions in the current period and a higher limitation on the deductibility of interest expense in the prior period.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $123.6 in the three months ended December 31, 2025 as compared to net income of $23.7 in the three months ended December 31, 2024. The net loss was primarily driven by the realized loss on the sale of the Wella investment of $201.9, lower gross profit of $43.6, an increase in selling, general, and administrative expenses of $45.2, an increase in amortization expense of $26.8, partially offset by an increase in the benefit for income taxes of $78.4, and lower interest expense of $13.0 in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2025	2024	Change %
Net (loss) income attributable to Coty Inc.	$(123.6)	$23.7	<(100%)
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net (loss) income attributable to common stockholders	$(126.9)	$20.4	<(100%)
% of net revenues	(7.6)%	1.2%
Adjustments to reported operating income (b)	126.1	65.5	93%
Realized/unrealized loss on investment in Wella Company (c)	201.9	32.0	>100%
Adjustment to other expense (d)	(0.7)	(0.1)	<(100%)
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(79.0)	(17.3)	<(100%)
Adjusted net income attributable to Coty Inc.	$119.7	$98.8	21%
% of net revenues	7.1%	5.9%
Per Share Data
Adjusted weighted-average common shares
Basic	876.8	871.4
Diluted (a)	878.6	875.2
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.14	$0.11
Diluted (a)	$0.14	$0.11

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended December 31, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses for contracts with the option to settle in shares or cash of $38.6 and $96.5, respectively. For the three months ended December 31, 2025 and 2024, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) was anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3, respectively.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc."
(c)For the three months ended December 31, 2025, this primarily represents the realized loss on the sale of the investment in Wella. For the three months ended December 31, 2024, this represents unrealized loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended December 31, 2025, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the three months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

SIX MONTHS ENDED DECEMBER 31, 2025 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2024
NET REVENUES
In the six months ended December 31, 2025, net revenues decreased 3%, or $85.6, to $3,255.8 from $3,341.4 in the six months ended December 31, 2024, reflecting a decrease in unit volume of 4% (primarily due to color cosmetics from Covergirl as a result of negative market trends in the United States) and a negative price and mix impact of 1% (primarily due to increased price competition in Brazil), partially offset by a positive foreign currency exchange translation impact of 3% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro). The overall decrease in net revenues reflects declines within both Consumer Beauty and Prestige. Declines within Consumer Beauty are primarily driven by negative market trends in color cosmetics in the United States and in some European markets. The decline can also be attributed to mass body care in Brazil — primarily due to competitive pricing action in the Brazilian deodorant market. Declines in Prestige are primarily driven by Prestige fragrances as a result of reduced certain distribution channel sales. These declines were partially offset by growth in our Prestige and mass skincare categories. Net revenues declined across all regions despite growth in Asia travel retail. Digital and e-commerce channel sales declines also contributed to the decrease in net revenues.
Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
NET REVENUES
Prestige	$2,203.1	$2,230.2	(1)%
Consumer Beauty	1,052.7	1,111.2	(5)%
Total	$3,255.8	$3,341.4	(3)%
Prestige
In the six months ended December 31, 2025, net revenues from the Prestige segment decreased 1%, or $27.1, to $2,203.1 from $2,230.2 in the six months ended December 31, 2024, reflecting a decrease in unit volume of 4% (primarily due to negative performance for Prestige cosmetics and skincare brands), partially offset by a positive foreign currency exchange translation impact of 3%. The decrease in net revenues primarily reflects:
•Prestige fragrance sales declined by $28.3 million, primarily due to decreases in Calvin Klein and Davidoff as a result of reduced certain distribution channel sales. The category sales decline was partially offset by strong performance from Gucci, mainly due to successful innovations such as Gucci Flora Gorgeous Gardenia Intense, and by Kylie fragrances, which benefited from successful innovations in both the current and prior year; and
•Prestige cosmetic sales declines of $1.1.
These decreases were partially offset by:
•Prestige skincare sales growth of $2.3.
Consumer Beauty
In the six months ended December 31, 2025, net revenues from the Consumer Beauty segment decreased 5%, or $58.5, to $1,052.7 from $1,111.2 in the six months ended December 31, 2024, reflecting a positive foreign currency exchange translation impact of 3% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro), a negative price and mix impact of 4% (primarily driven by mass fragrance) and a decrease in unit volume of 4% (primarily due to negative performance of color cosmetics). The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $30.7, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Covergirl, Sally Hansen, and Rimmel. Negative market trends for color cosmetics in several European markets also impacted net revenues from Max Factor, Bourjois, and Rimmel;
•Mass fragrance sales decline of $21.6, primarily due to a deceleration of the overall mass fragrance market, including the expiration of a license agreement; and
•Mass body care sales declines of $8.1, primarily due to declines in sales volumes from adidas and Monange in Brazil due to competitive pricing action in the deodorant market.

These decreases were partially offset by:
•Mass skincare sales growth of $1.9.

COST OF SALES
In the six months ended December 31, 2025, cost of sales increased 3%, or $35.8, to $1,168.4 from $1,132.6 in the six months ended December 31, 2024. Cost of sales as a percentage of net revenues increased to 35.9% in the six months ended December 31, 2025 from 33.9% in the six months ended December 31, 2024 resulting in a gross margin decrease of approximately 200 basis points primarily reflecting:
(i)approximately 110 basis points related to an increase in manufacturing and material costs as a percentage of net revenues; and
(ii)approximately 50 basis points related to increased freight costs as a percentage of net revenues.
(iii)approximately 20 basis points related to increased designer license fees as a percentage of net revenues; and
(iv)approximately 20 basis points increase related to excess and obsolescence costs, as a percentage of net revenues.
This decrease in gross margin was driven by lower net revenues in the current period—reflecting higher discounts and promotions. Although we achieved improvements in manufacturing efficiency, productivity, and procurement cost optimization, these benefits are offset by the impact of the reduced net revenue base. Tariffs also negatively impacted our gross margin during the current period.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2025, selling, general and administrative expenses increased $30.7, to $1,636.0 from $1,605.3 in the six months ended December 31, 2024. Selling, general and administrative expenses as a percentage of net revenues increased to 50.2% in the six months ended December 31, 2025 from 48.0% in the six months ended December 31, 2024, or approximately 220 basis points. This increase was primarily due to:
(i)80 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues;
(ii)40 basis points due to an increase in fixed costs as a percentage of net revenues;
(iii)40 basis points due to an early license termination as a percentage of net revenues; and
(iv)30 basis points due to an increase in operational accruals as a percentage of net revenues.

OPERATING INCOME
In the six months ended December 31, 2025, operating income was $333.2 compared to income of $506.0 in the six months ended December 31, 2024. Operating margin as a percentage of net revenues, decreased to 10.2% in the six months ended December 31, 2025 as compared to an operating margin of 15.1% in the six months ended December 31, 2024. The decrease in operating margin is largely driven by an increase in cost of goods sold (approximately 200 basis points), an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 80 basis points), an increase in amortization expense as a percentage of net revenues (approximately 60 basis points), and an increase in fixed costs as a percentage of net revenues (approximately 40 basis points).
Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
Operating income (loss)
Prestige	$390.8	$463.8	(16)%
Consumer Beauty	10.6	78.1	(86)%
Corporate	(68.2)	(35.9)	(90)%
Total	$333.2	$506.0	(34)%
Prestige
In the six months ended December 31, 2025, operating income for Prestige was $390.8 compared to income of $463.8 in the six months ended December 31, 2024. Operating margin decreased to 17.7% of net revenues in the six months ended

December 31, 2025 as compared to 20.8% in the six months ended December 31, 2024, driven primarily by higher cost of goods sold as a percentage of net revenues (approximately 100 basis points), increased advertising and consumer promotional expense as a percentage of net revenues (approximately 100 basis points), and increased amortization expense as a percentage of net revenues (approximately 90 basis points).
Consumer Beauty
In the six months ended December 31, 2025, operating income for Consumer Beauty was $10.6 compared to income of $78.1 in the six months ended December 31, 2024. Operating margin decreased to 1.0% of net revenues in the six months ended December 31, 2025 as compared to 7.0% in the six months ended December 31, 2024, driven by higher cost of goods sold as a percentage of revenues (approximately 400 basis points) driven by increased sales in Brazil of lower margin products, an increase in other operating expenses as a percentage of net revenues (approximately 120 basis points), and an increase in fixed costs as a percentage of net revenues (approximately 80 basis points). Our Consumer Beauty operating income margin was negatively impacted by a greater proportion of net revenues generated by the lower margin brands in Brazil compared to the prior year.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2025, the operating loss for Corporate was $68.2 compared to a loss of $35.9 in the six months ended December 31, 2024, as described under “Adjusted Operating Income for Coty Inc.” below. The increase in the operating loss for Corporate was primarily driven by costs of $19.7 related to an early license termination.
Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	390.8	$95.1	$485.9
Consumer Beauty	10.6	18.3	28.9
Corporate	(68.2)	68.2	—
Total	$333.2	$181.6	$514.8

	Six Months Ended December 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	463.8	$75.9	$539.7
Consumer Beauty	78.1	19.5	97.6
Corporate	(35.9)	35.9	—
Total	$506.0	$131.3	$637.3

(a)See a reconciliation of reported net income to operating income (loss) to adjusted operating income (loss) and adjusted EBITDA for Coty Inc. and reconciliations of segment operating income (loss) to segment adjusted operating income (loss) and segment adjusted EBITDA for the Prestige, Consumer Beauty and Corporate segments with a description of the adjustments under “Net (Loss) Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.” and “Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA”, below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
Net (loss) income	$(42.2)	$121.3	<(100%)
Net (loss) income margin	(1.3)%	3.6%
(Benefit) Provision for income taxes	(19.3)	68.0	<(100%)
(Loss) Income before income taxes	$(61.5)	$189.3	<(100%)
Interest expense, net	88.0	116.2	(24)%
Other expense, net	306.7	200.5	53%
Reported operating income	$333.2	$506.0	(34)%
Reported operating income margin	10.2%	15.1%
Amortization expense	113.4	95.4	19%
Restructuring and other business realignment costs	16.1	3.4	>100%
Stock-based compensation	32.4	32.5	—%
Early license termination	19.7	—	N/A
Total adjustments to reported operating income	$181.6	$131.3	38%
Adjusted operating income	$514.8	$637.3	(19)%
Adjusted operating income margin	15.8%	19.1%
Adjusted depreciation	111.5	113.5	(2)%
Adjusted EBITDA	$626.3	$750.8	(17)%
Adjusted EBITDA margin	19.2%	22.5%
In the six months ended December 31, 2025, adjusted operating income decreased $122.5, to $514.8 from $637.3 in the six months ended December 31, 2024. Adjusted operating margin decreased to 15.8% of net revenues in the six months ended December 31, 2025 from 19.1% in the six months ended December 31, 2024. In the six months ended December 31, 2025, adjusted EBITDA decreased $124.5 to $626.3 from $750.8 in the six months ended December 31, 2024. Adjusted EBITDA margin decreased to 19.2% of net revenues in the six months ended December 31, 2025 from 22.5% in the six months ended December 31, 2024.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
Reported operating income	390.8	463.8	(16)%
Reported operating income margin	17.7%	20.8%
Amortization expense	95.1	75.9	25%
Total adjustments to reported operating income	$95.1	$75.9	25%
Adjusted operating income	$485.9	$539.7	(10)%
Adjusted operating income margin	22.1%	24.2%
Adjusted depreciation	56.6	56.1	1%
Adjusted EBITDA	$542.5	$595.8	(9)%
Adjusted EBITDA margin	24.6%	26.7%
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
Reported operating income	10.6	78.1	(86)%
Reported operating income margin	1.0%	7.0%
Amortization expense	18.3	19.5	(6)%
Total adjustments to reported operating income	$18.3	$19.5	(6)%
Adjusted operating income	$28.9	$97.6	(70)%
Adjusted operating income margin	2.7%	8.8%
Adjusted depreciation	54.9	57.4	(4)%
Adjusted EBITDA	$83.8	$155.0	(46)%
Adjusted EBITDA margin	8.0%	13.9%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
Reported operating loss	$(68.2)	$(35.9)	(90)%
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	16.1	3.4	>100%
Stock-based compensation	32.4	32.5	—%
Early license termination and market exit costs	19.7	—	N/A
Total adjustments to reported operating income	$68.2	$35.9	90%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A
Amortization Expense
In the six months ended December 31, 2025, amortization expense increased to $113.4 from $95.4 in the six months ended December 31, 2024. The increase was primarily driven by accelerated amortization related to a brand license, partially offset by completed amortization term for certain license agreements and the termination of the KKW Collaboration Agreement in the previous fiscal year. In the six months ended December 31, 2025, amortization expense of $95.1 and $18.3 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2024, amortization expense of $75.9 and $19.5 was reported in the Prestige and Consumer Beauty segments, respectively.

Restructuring and Other Business Realignment Costs
We incurred approximately $15.0 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan as of December 31, 2025, which have been recorded in Corporate.
In the six months ended December 31, 2025, we incurred restructuring and other business structure realignment costs of $16.1 as follows:
•We incurred restructuring costs of $4.8, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $11.3 which is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In the six months ended December 31, 2024, we incurred restructuring and other business structure realignment costs of $3.4, as follows:
•We incurred Restructuring costs of $2.1 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $1.3 which is reported in Cost of Sales in the Condensed Consolidated Statement of Operations.
Stock-based compensation
In the six months ended December 31, 2025, stock-based compensation was $32.4 as compared with $32.5 in the six months ended December 31, 2024.
Early License Termination
In the six months ended December 31, 2025, we incurred costs related to the early termination of a license of $19.7, of which $6.7 is reported in costs of sales, and $13.0 is reported in selling, general and administrative expenses.

In the six months ended December 31, 2024, we incurred no costs related to the early termination of a license.
Adjusted Depreciation Expense
In the six months ended December 31, 2025, adjusted depreciation expense of $56.6 and $54.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2024, adjusted depreciation expense of $56.1 and $57.4 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the six months ended December 31, 2025, net interest expense was $88.0 as compared with $116.2 in the six months ended December 31, 2024. This decrease is primarily due to lower average interest rates primarily reflecting positive impact from cross-currency swaps in reducing interest expense, as well as due to gains on foreign exchange forward contracts on the Euro as compared to losses in the prior year.
OTHER EXPENSE
In the six months ended December 31, 2025, other expense was $306.7 as compared to other expense of $200.5 in the six months ended December 31, 2024. The increase in Other expense of $106.2 is primarily due to a net loss on sale of equity investments of $201.9 partially offset by lower net losses on forward repurchase contracts of $83.1 compared to the prior year period.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2025 and 2024 was 31.4% and 35.9%, respectively. The decrease in the effective rate is primarily attributable to the release of uncertain tax positions in the current period and a higher limitation on the deductibility of interest expense in the prior period.

The effective tax rate of 31.4% for the six months ended December 31, 2025 was higher than the statutory tax rate of 21% primarily due to the limitation on the deductibility of interest expense and executive stock compensation, partially offset by the benefit recognized on the Company's sale of its remaining interest in Wella and the release of uncertain tax positions.

The effective tax rate of 35.9% for the six months ended December 31, 2024 was higher than the statutory tax rate of 21% due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.

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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2025			Six Months Ended December 31, 2024
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(61.5)	$(19.3)	31.4%	$189.3	$68.0	35.9%
Other adjustments to reported operating income (a)	181.6			131.3
Realized/unrealized loss on investment in Wella Company (c)	200.9			32.0
Other adjustments (d)	(0.7)			(0.4)
Total Adjustments (b)	381.8	90.3		162.9	32.6
Adjusted income before income taxes	$320.3	$71.0	22.2%	$352.2	$100.6	28.6%

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
(c)For the six months ended December 31, 2025, this primarily represents the realized loss on the sale of the investment in Wella. For the six months ended December 31, 2024, this primarily represents unrealized loss recognized for the change in fair value of the investment in Wella.
(d)For the six months ended December 31, 2025, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the six months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments.
The adjusted effective tax rate was 22.2% for the six months ended December 31, 2025 compared to 28.6% for the six months ended December 31, 2024. The difference is primarily due to the release of uncertain tax positions in the current period and a higher limitation on the deductibility of interest expense in the prior period.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $55.7 in the six months ended December 31, 2025, as compared to net income of $106.6 in the six months ended December 31, 2024. This increase in net loss was primarily driven by the realized loss on the sale of Wella of $200.9, lower gross profit of $121.4, an increase in selling, general, and administrative expense of $30.7, and an increase in amortization $18.0, partially offset by an increase in benefit for income taxes of $87.3 and lower interest expense of $28.2.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2025	2024	Change %
Net (loss) income attributable to Coty Inc.	(55.7)	106.6	<(100%)
Convertible Series B Preferred Stock dividends (a)	(6.6)	(6.6)	—%
Reported net (loss) income attributable to common stockholders	(62.3)	100.0	<(100%)
% of net revenues	(1.9)%	3.0%
Adjustments to reported operating income (b)	181.6	131.3	38%
Realized/unrealized loss on investment in Wella Company (c)	200.9	32.0	>100%
Adjustment to other expense (d)	(0.7)	(0.4)	(75)%
Adjustments to noncontrolling interests (e)	(3.5)	(3.4)	(3)%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(90.3)	(32.6)	<(100%)
Adjusted net income attributable to Coty Inc.	225.7	226.9	(1)%
% of net revenues	6.9%	6.8%
Per Share Data
Adjusted weighted-average common shares
Basic	874.8	869.6
Diluted (a)	877.5	875.2
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.26	$0.26
Diluted (a)	$0.26	$0.26

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the six months ended December 31, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be antidilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $65.1 and $128.8, respectively. For the six months ended December 31, 2025 and 2024, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $6.6, respectively.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(c)For the six months ended December 31, 2025, this primarily represents the realized loss on the sale of the investment in Wella. For the six months ended December 31, 2024, this represents unrealized loss recognized for the change in fair value of the investment in Wella.
(d)For the six months ended December 31, 2025, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the six months ended December 31, 2024, this primarily represents previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
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
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We currently estimate that our operating results will be impacted by approximately $33.0 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $28.0 is expected to be reflected in our fiscal 2026 operating results, with the remaining amount of approximately $5.0 expected to be reflected in the first quarter of fiscal 2027. In the first half months of fiscal 2026, approximately $14.0 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

In fiscal 2025, we announced a plan to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027. We incurred approximately $15.0 of cash costs life-to-date as of December 31, 2025, which have been recorded in Corporate.

Debt Financing
We have been actively taking steps to reduce our leverage and optimize the maturity profile of our debt. As part of these ongoing efforts, we plan to continue pursuing opportunities, which may include refinancing existing debt, issuing new notes, and redeeming or repurchasing outstanding debt with near-term maturities, from time to time as market conditions permit.
On December 18, 2025, we completed the sale of our remaining 25.84% equity interest in Wella to an entity affiliated with KKR. We received $750.0 million in cash consideration. On December 30, 2025,we used proceeds from the sale of the Wella investment to redeem €500.0 million (approximately $588.9) of the 2028 Euro Senior Secured Notes. The 2028 Euro Senior Secured Notes were redeemed at a price in excess of their carrying amount, resulting in a premium on redemption of €14.4 million (approximately $16.9).
On October 15, 2025, we issued an aggregate principal of $900.0 of 5.600% senior notes due 2031 (the “2031 Senior Secured Notes”) in a private offering. We received net proceeds of $888.0 in connection with the offering of the 2031 Senior Secured Notes. On October 17, 2025, we used proceeds from the offering to redeem the remaining $350.0 outstanding under the 2026 Dollar Senior Secured Notes and €450.0 million (approximately $526.8) of the 2026 Euro Senior Secured Notes. Refer to Note 9 — Debt.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our non-revolving credit facility long-term debt outstanding as of December 31, 2025 is fixed rate debt.

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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $85.6.
Reductions in the price of Coty’s Class A Common Stock during the six months ended December 31, 2025 triggered additional payments under our remaining forward repurchase contracts. During the six months ended December 31, 2025, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, and $10.1 in December 2025. This resulted in a downward adjustment to the initial price at acquisition for these forward repurchase contracts. Future reductions in the price of Coty’s Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts.
See Footnote 13—Equity for additional information on the Company's forward repurchase contracts.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $229.8 and $211.8 as of December 31, 2025 and June 30, 2025, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $777.8 and $784.5 during the six months ended December 31, 2025 and 2024, respectively.

Cash Flows

	Six Months Ended December 31,
	2025	2024
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$624.9	$531.9
Net cash provided by (used in) investing activities	658.7	(108.2)
Net cash used in financing activities	(1,106.5)	(461.3)
Net cash provided by operating activities
Net cash provided by operating activities was $624.9 and $531.9 for the six months ended December 31, 2025 and 2024, respectively. The increase in cash provided by operating activities of $93.0 was primarily driven by a net inflow from changes in working capital accounts, partially offset by lower cash-related net income year-over-year. The net inflow from changes in working capital was mainly due to a decrease in discretionary compensation payments and an increase in inflows from accruals related to trade incentives and phasing of payments in Accounts payable and accrued expenses.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $658.7 and $(108.2) for the six months ended December 31, 2025 and 2024, respectively. The decrease in cash used in investing activities of $766.9 was primarily driven by the proceeds from the sale of our remaining equity investment in Wella, combined with a decrease in capital expenditures for computer-related software and marketing furniture. This was partially offset by lower cash collections of contingent consideration related to the sale of a discontinued business.
Net cash used in financing activities
Net cash used in financing activities during the six months ended December 31, 2025 and 2024 was $1,106.5 and $461.3, respectively. The increase in cash used in financing activities of $645.2 was driven by debt-related activities and increased payments associated with hedge valuation adjustments on forward repurchase contracts. The increase in cash used for debt-related activities reflected lower borrowings and higher repayments under the Company's revolving credit facility, as well as higher repayments of Senior Secured Notes using proceeds from the issuance of a new Senior Note and proceeds from the sale of the equity investment. In addition, cash used in financing activities increased due to higher payments for deferred financing fees and premium on bond settlement.
Dividends
On April 29, 2020, the Board suspended the payment of dividends on Common Stock. As previously disclosed, we expect to suspend the payment of dividends until we approach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) target of 2x. We expect to consider any future resumption of dividends in line with that target while continuing to pursue our deleveraging agenda and implementing our strategic initiatives. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$1,088.9 million (approximately $198.7) as of December 31, 2025.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $3.1 and bank guarantees of $15.8 and $16.0 as of December 31, 2025 and June 30, 2025, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2025 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2025 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the six months ended December 31, 2025, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of December 31, 2025, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2025 Form 10-K. During the quarter ended December 31, 2025, the Company sold its equity investment in Wella that had previously been accounted for under the fair value option. As a result of this disposition, the Company no longer holds any equity investments that require significant judgment in determining fair value. Accordingly, Equity Investments are no longer considered a critical accounting policy after December 31, 2025.
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
Our management, with the participation of our interim Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2025.

Item 5. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Separation Agreement dated December 20, 2025 between Sue Nabi and Coty Inc.†
10.2	Employment Agreement dated June 28, 2024 between Laurent Mercier and Coty SAS.†
10.3	Employment Agreement dated February 2, 2026 among Markus Strobel, Coty SAS and Coty Inc.†
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: February 5, 2026	By:	/s/Markus Strobel
Name: Markus Strobel
Title: Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)