Form 10-Q
period 2026-03-31
COTY INC.
filed 2026-05-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At April 28, 2026, 880,466,438 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net revenues	$1,281.6	$1,299.1	$4,537.4	$4,640.5
Cost of sales	489.7	466.7	1,658.1	1,599.3
Gross profit	791.9	832.4	2,879.3	3,041.2
Selling, general and administrative expenses	727.0	777.5	2,363.0	2,382.8
Amortization expense	74.5	45.9	187.9	141.3
Restructuring costs	(0.4)	76.6	4.4	78.7
Asset impairment charges	362.8	212.8	362.8	212.8
Operating (loss) income	(372.0)	(280.4)	(38.8)	225.6
Interest expense, net	33.7	47.9	121.7	164.1
Other expense, net	53.2	132.3	359.9	332.8
Loss before income taxes	(458.9)	(460.6)	(520.4)	(271.3)
(Benefit) provision for income taxes	(53.2)	(58.4)	(72.5)	9.6
Net loss	(405.7)	(402.2)	(447.9)	(280.9)
Net income attributable to noncontrolling interests	3.2	2.0	7.8	5.7
Net (loss) income attributable to redeemable noncontrolling interests	(0.8)	1.5	8.1	12.5
Net loss attributable to Coty Inc.	$(408.1)	$(405.7)	$(463.8)	$(299.1)
Amounts attributable to Coty Inc.
Net loss attributable to Coty Inc.	(408.1)	(405.7)	(463.8)	(299.1)
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(9.9)
Net loss attributable to common stockholders	$(411.4)	$(409.0)	$(473.7)	$(309.0)

Earnings per common share:
Earnings per common share - basic	(0.47)	(0.47)	(0.54)	(0.36)
Earnings per common share - diluted	(0.47)	(0.47)	(0.54)	(0.36)
Weighted-average common shares outstanding:
Basic	879.9	872.1	876.5	870.4
Diluted	879.9	872.1	876.5	870.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(405.7)	$(402.2)	$(447.9)	$(280.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	(25.4)	119.5	(12.2)	(41.9)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $0.3 and $0.8, and $0.3 and $0.9 during the three and nine months ended, respectively	(0.2)	(1.7)	0.6	(2.2)
Pension and other post-employment benefits adjustment, net of tax of $0.6 and $(0.4), and $3.3 and $0.5 during the three and nine months ended, respectively	(2.0)	0.6	(1.7)	(1.7)
Total other comprehensive (loss) income, net of tax	(27.6)	118.4	(13.3)	(45.8)
Comprehensive loss	(433.3)	(283.8)	(461.2)	(326.7)
Comprehensive income attributable to noncontrolling interests:
Net income	3.2	2.0	7.8	5.7
Foreign currency translation adjustment	(0.2)	—	(0.4)	(0.2)
Total comprehensive income attributable to noncontrolling interests	3.0	2.0	7.4	5.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net (loss) income	(0.8)	1.5	8.1	12.5
Foreign currency translation adjustment	(0.1)	0.2	(0.1)	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	(0.9)	1.7	8.0	12.6
Comprehensive loss attributable to Coty Inc.	$(435.4)	$(287.5)	$(476.6)	$(344.8)
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$257.1	$257.1
Restricted cash	13.1	13.3
Trade receivables—less allowances of $36.2 and $29.0, respectively	565.2	526.4
Inventories	786.3	794.5
Prepaid expenses and other current assets	313.8	362.0
Total current assets	1,935.5	1,953.3
Property and equipment, net	641.8	709.2
Goodwill	3,810.0	4,062.2
Other intangible assets, net	2,860.6	3,214.8
Equity investment	—	1,002.0
Operating lease right-of-use assets	230.9	265.7
Deferred income taxes	551.4	561.6
Other noncurrent assets	198.7	138.9
TOTAL ASSETS	$10,228.9	$11,907.7
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,768.2	$1,890.0
Short-term debt and current portion of long-term debt	2.1	3.5
Current operating lease liabilities	63.7	64.4
Income and other taxes payable	82.9	66.8
Other current liabilities	439.4	513.6
Total current liabilities	2,356.3	2,538.3
Long-term debt, net	3,169.4	3,955.5
Long-term operating lease liabilities	189.8	221.8
Pension and other post-employment benefits	275.5	283.8
Deferred income taxes	291.3	467.6
Other noncurrent liabilities	444.9	485.1
Total liabilities	6,727.2	7,952.1
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at March 31, 2026 and June 30, 2025	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	85.7	94.2
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at March 31, 2026 and June 30, 2025	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 973.8 and 966.5 issued and 880.0 and 872.3 outstanding at March 31, 2026 and June 30, 2025, respectively	9.7	9.6
Additional paid-in capital	11,353.5	11,329.8
Accumulated deficit	(5,737.2)	(5,266.4)
Accumulated other comprehensive loss	(746.2)	(733.4)
Treasury stock—at cost, shares: 93.8 and 94.3 at March 31, 2026 and June 30, 2025, respectively	(1,788.4)	(1,796.9)
Total Coty Inc. stockholders’ equity	3,091.4	3,542.7
Noncontrolling interests	182.2	176.3
Total equity	3,273.6	3,719.0
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$10,228.9	$11,907.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2026
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2025	1.0	$—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4
Exercise of employee stock options and restricted stock units			1.6	—	—					—		—
Share-based compensation expense			—		14.4					14.4		14.4
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock			—							—		—		(3.3)
Net income						67.9				67.9	2.1	70.0	4.0
Other comprehensive income							14.8			14.8	(0.1)	14.7	0.1
Adjustment of redeemable noncontrolling interests to redemption value					6.9					6.9		6.9	(6.9)
Distribution to noncontrolling interests, net										—	—	—
BALANCE—September 30, 2025	1.0	$—	968.1	$9.6	$11,347.8	$(5,198.5)	$(718.6)	94.3	$(1,796.9)	$3,643.4	$178.3	$3,821.7	$91.4	$142.4
Exercise of employee stock options and restricted stock units			3.5	0.1	(0.1)					—		—
Reissuance of treasury stock					(1.0)	(3.8)		(0.3)	4.8	—		—
Shares withheld for employee taxes					(8.5)					(8.5)		(8.5)
Share-based compensation expense					17.8					17.8		17.8
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						(123.6)				(123.6)	2.5	(121.1)	4.8
Other comprehensive (loss) income							(0.3)			(0.3)	(0.1)	(0.4)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value					1.4					1.4		1.4	(1.4)
BALANCE—December 31, 2025	1.0	$—	971.6	$9.7	$11,354.1	$(5,325.9)	$(718.9)	94.0	$(1,792.1)	$3,526.9	$180.7	$3,707.6	$94.7	$142.4
Exercise of employee stock options and restricted stock units and issuance of restricted stock			2.2	—	—					—		—
Reissuance of treasury stock					(0.5)	(3.2)		(0.2)	3.7	—		—
Shares withheld for employee taxes					(0.1)					(0.1)		(0.1)
Share-based compensation expense					6.8					6.8		6.8
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						(408.1)				(408.1)	3.2	(404.9)	(0.7)
Other comprehensive income							(27.3)			(27.3)	(0.2)	(27.5)	—

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Distributions to noncontrolling interests, net										—	(1.5)	(1.5)	(11.8)
Adjustment of redeemable noncontrolling interests to redemption value					(3.5)					(3.5)		(3.5)	3.5
BALANCE—March 31, 2026	1.0	$—	973.8	$9.7	$11,353.5	$(5,737.2)	$(746.2)	93.8	$(1,788.4)	$3,091.4	$182.2	$3,273.6	$85.7	$142.4
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
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(447.9)	$(280.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	354.1	315.3
Asset impairment charges	362.8	212.8
Non-cash lease expense	47.2	46.8
Deferred income taxes	(156.3)	(41.2)
Provision for bad debts	10.0	8.7
Provision for pension and other post-employment benefits	8.3	8.2
Share-based compensation	39.2	44.7
Impairment and losses on disposal of long-lived assets, net	12.3	73.7
Losses from equity investments, net	194.0	87.6
Foreign exchange effects	(9.0)	12.9
Losses on forward repurchase contracts, net	124.4	216.2
Other	43.1	34.5
Change in operating assets and liabilities
Trade receivables	(47.1)	(156.0)
Inventories	3.3	46.9
Prepaid expenses and other current assets	44.1	23.3
Accounts payable and accrued expenses	(76.4)	(111.1)
Other current liabilities	10.8	(113.2)
Operating lease liabilities	(44.6)	(42.7)
Income and other taxes payable	0.5	(18.1)
Other noncurrent assets	5.2	(10.5)
Other noncurrent liabilities	(56.2)	51.5
Net cash provided by operating activities	421.8	409.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(146.2)	(166.7)
Proceeds from sale of equity investments and related assets	750.0	74.0
Proceeds from contingent consideration, license agreements, and sale of other long-lived assets, net	9.3	12.6
Net cash provided by (used in) investing activities	613.1	(80.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	—	5.0
Proceeds from revolving loan facilities	1,373.6	1,951.3
Repayments of revolving loan facilities	(1,575.5)	(1,562.7)
Proceeds from issuance of other long-term debt	899.2	—
Repayments of other long-term debt	(1,465.7)	(490.6)
Dividend payments on Series B Preferred Stock	(9.9)	(9.9)
Net proceeds from (payments of) foreign currency contracts	11.4	(14.0)
Distributions to redeemable noncontrolling interests and noncontrolling interests	(17.0)	(23.9)
Payments related to forward repurchase contracts, including hedge valuation adjustments	(208.7)	(282.3)
Refunds related to hedge valuation adjustment	—	61.8
Payments of deferred financing fees and premium on bond extinguishment	(31.4)	(2.0)

All other	(12.0)	(16.8)
Net cash used in financing activities	(1,036.0)	(384.1)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.9	(6.4)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.2)	(61.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	270.4	320.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$270.2	$259.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$149.3	$171.6
Cash paid for income taxes, net of refunds received	71.1	66.8
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$53.0	$64.4
Fair value of Wella Distribution Rights (see Note 6 - Equity Investment)	$58.0	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2025. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2026. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2026 and June 30, 2025, the Company had restricted cash of $13.1 and $13.3, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2026 primarily consists of collections of factored receivables that remain unremitted to the factor, and the remainder provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three and nine months ended March 31, 2026 and 2025 was 11.6% and 12.7%, respectively and 13.9% and (3.5)%, respectively. The decrease in the tax benefit rate for the three months ended March 31, 2026 is primarily due to goodwill impairment in the current period that is not tax deductible. The increase in the tax benefit rate for the nine months ended March 31, 2026 is primarily due to the Company’s sale of its remaining interest in Rainbow JVCO LTD and subsidiaries (together, “Wella” or “Wella Company”).

The effective tax benefit rate of 11.6% for the three months ended March 31, 2026 was lower than the Federal statutory rate of 21% primarily due to goodwill impairment in the current period that is not tax deductible.

The effective tax benefit rate of 12.7% for the three months ended March 31, 2025 was lower than the Federal statutory rate of 21% primarily due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.

The effective tax benefit rate of 13.9% for the nine months ended March 31, 2026 was lower than the Federal statutory rate of 21% primarily due to goodwill impairment in the current period that is not tax deductible partially offset by the benefit recognized on the Company’s sale of its remaining interest in Wella and the release of uncertain tax positions.

The effective tax benefit rate of (3.5)% for the nine months ended March 31, 2025 was lower than the statutory tax rate of 21% due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements, and (v) valuation allowance changes.
As of March 31, 2026 and June 30, 2025, the gross amount of UTBs was $230.5 and $240.8, respectively. As of March 31, 2026, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $155.0. As of March 31, 2026 and June 30, 2025, the liability associated with UTBs, including accrued interest and penalties, was $190.2 and $194.3, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.8 and $(0.9) for the three months ended March 31, 2026 and 2025, respectively, and $(1.8) and $3.7 for the nine months ended March 31, 2026 and 2025. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025 was $34.9 and $36.6, respectively.
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
3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's CODM in deciding how to allocate resources and assess performance. The Company has designated its Interim Chief Executive Officer ("Interim CEO") as the CODM.
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

	Three Months Ended March 31, 2026
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$830.9	$450.7	$—	$1,281.6
Less:
Cost of sales	257.8	231.9	—	489.7
Advertising and consumer promotion costs	235.7	129.5	—	365.2
Other segment items(a)	279.0	512.6	7.1	798.7
Operating income (loss)	$58.4	$(423.3)	$(7.1)	$(372.0)

Reconciliation:

Operating loss				$(372.0)
Interest expense, net				33.7
Other expense, net				53.2
Loss before income taxes				$(458.9)

Other segment disclosures:
Depreciation and amortization	$92.3	$36.8	$—	$129.1

	Three Months Ended March 31, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$829.4	$469.7	$—	$1,299.1
Less:
Cost of sales	243.9	219.8	3.0	466.7
Advertising and consumer promotion costs	230.7	134.2	—	364.9
Other segment items(a)	276.1	305.2	166.6	747.9
Operating income (loss)	$78.7	$(189.5)	$(169.6)	$(280.4)

Reconciliation:

Operating loss				$(280.4)
Interest expense, net				47.9
Other expense, net				132.3
Loss before income taxes				$(460.6)

Other segment disclosures:
Depreciation and amortization	$64.4	$37.8	$2.9	$105.1

	Nine Months Ended March 31, 2026
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$3,034.0	$1,503.4	$—	$4,537.4
Less:
Cost of sales	914.9	736.5	6.7	1,658.1
Advertising and consumer promotion costs	848.8	380.9	—	1,229.7
Other segment items(a)	821.1	798.7	68.6	1,688.4
Operating income (loss)	$449.2	$(412.7)	$(75.3)	$(38.8)

Reconciliation:

Operating loss				$(38.8)
Interest expense, net				121.7
Other expense, net				359.9
Loss before income taxes				$(520.4)

Other segment disclosures:
Depreciation and amortization	$244.0	$110.1	$—	$354.1

	Nine Months Ended March 31, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$3,059.6	$1,580.9	$—	$4,640.5
Less:
Cost of sales	886.2	708.8	4.3	1,599.3
Advertising and consumer promotion costs	829.5	397.4	—	1,226.9
Other segment items(a)	801.4	586.1	201.2	1,588.7
Operating income (loss)	$542.5	$(111.4)	$(205.5)	$225.6

Reconciliation:

Operating income				$225.6
Interest expense, net				164.1
Other expense, net				332.8
Loss before income taxes				$(271.3)

Other segment disclosures:
Depreciation and amortization	$196.3	$114.7	$4.3	$315.3
(a) Other segment items primarily include administrative costs, logistics costs, stock compensation expense, amortization of definite-lived intangible assets, restructuring costs, transactional foreign exchange gains/losses, bad debt expense, asset impairment charges, and other miscellaneous costs.
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

Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2026	2025	2026	2025
Fragrance	64.7%	65.4%	69.0%	69.0%
Color Cosmetics	25.0	24.5	22.7	22.8
Body Care & Other	5.5	5.8	4.7	4.9
Skincare	4.8	4.3	3.6	3.3
Total	100.0%	100.0%	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fixed Cost Reduction Plan	—	74.4	(0.2)	74.4
Current Restructuring Actions and Other	(0.4)	2.2	4.6	4.3
Total Restructuring Actions	$(0.4)	$76.6	$4.4	$78.7

Fixed Cost Reduction Plan
On April 24, 2025, the Company announced a new plan to strengthen its operating model and simplify its fixed cost structure (the “Fixed Cost Reduction Plan”). Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The related liability balances were $57.1 and $74.1 at March 31, 2026 and June 30, 2025, respectively. The Company currently estimates that the total accrual will result in cash expenditures of approximately $10.2, $42.3, and $4.6 in fiscal 2026, 2027 and thereafter, respectively.

Current Restructuring Actions and Other
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The liability, which consisted primarily of employee severance, balances were $26.3 and $30.4 at March 31, 2026 and June 30, 2025 respectively. The Company estimates that the total remaining accrual will result in cash expenditures of approximately $8.1, $12.1, and $6.1 in fiscal 2026, 2027 and thereafter, respectively.

5. INVENTORIES
Inventories as of March 31, 2026 and June 30, 2025 are presented below:

	March 31, 2026	June 30, 2025
Raw materials	$209.3	$211.4
Work-in-process	8.7	11.2
Finished goods	568.3	571.9
Total inventories	$786.3	$794.5

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
The Company recognized a loss on sale of $201.9 included in Other expense (income), net in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2026.

Cash proceeds	$750.0
Wella Distribution Rights	58.0
Total consideration	808.0

Less:
Wella investment carrying value	1,003.0
Transaction and other costs to sell	6.9

Loss on sale of Wella investment	(201.9)

The fair value of the Wella Distribution Rights was estimated using a Monte Carlo simulation incorporating significant unobservable inputs, including expected volatility of Wella’s equity value based on historical volatility of comparable companies. The Monte Carlo simulation incorporated multiple scenarios for Wella’s enterprise value, including timing of exit, and distribution waterfall provisions. The fair value of the Wella Distribution Rights is classified as Level 3 within the fair value hierarchy. No unrealized gains or losses were recognized during the three and nine months ended March 31, 2026 related to the remeasurement of the Wella Distribution Rights. Changes in fair value, if any, are recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations.

The estimated fair value remains sensitive to changes in the unobservable inputs. Increases in expected equity volatility would generally result in a higher fair value. The valuation reflects discrete assumed exit dates. Accordingly, as time progresses toward those dates, the remaining time to exit decreases, which may reduce the time value component of the instrument, all else equal. Changes in assumptions regarding the nature, probability and timing of liquidity events, timing of proceeds, and the estimated enterprise value of Wella could also have a significant impact on the fair value of the Wella Distribution Rights .

As a result of the sale of the remaining 25.8% equity interest in Wella, the Company no longer holds any equity interest in Wella as of March 31, 2026.
The Company's equity investment, which is presented within Equity investment in the Condensed Consolidated Balance Sheets, is summarized as follows:

	March 31, 2026	June 30, 2025
Equity investment at fair value:
Wella (a)	—	1,002.0

Total equity investment	$—	$1,002.0

(a)As of June 30, 2025, the Company's stake in Wella was 25.84%.

The following table presents summarized financial information of the Company’s equity method investees for the period ending March 31, 2026. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net revenues	$—	$616.3	$1,526.9	$2,009.7
Gross profit	$—	$426.0	$1,054.6	$1,379.1
Operating income	$—	$45.3	$191.8	$193.1
Income before taxes	$—	$—	$109.3	$48.8
Net income (loss)	$—	$4.2	$66.0	$(2.7)
Amounts included for the nine months ending March 31, 2026 related to the investment in Wella include activity through the sale of the Wella investment on December 18, 2025.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units in fiscal 2025. To determine the fair value of the reporting units, the Company uses either a combination of the income and market approaches or solely the income approach, when the market approach is less representative of fair value. The Company believes either the blended approach or the income approach are indicative of the factors a market participant would consider when performing a similar valuation. The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology.
During the third quarter of fiscal 2026, the Company’s stock price experienced a further decline, resulting in a decrease in market capitalization. In addition, the Company experienced overall sales declines within Consumer Beauty, particularly in mass fragrance and color cosmetics in the United States and Europe, which led to revisions to internal forecasts for Consumer Beauty. Based on the totality of the facts and circumstances evaluated, the Company concluded that it was more likely than not that the fair values of its reporting units were below the carrying amounts as of March 31, 2026. Therefore, we performed an interim quantitative impairment test.

To determine the fair value of our Consumer Beauty reporting unit, the Company used annual revenue growth rates of up to 2.4% and a discount rate of 11.50%. The Company determined the fair value of the CoverGirl trademark using annual growth rates of up to 2.0% and a discount rate of 13.2%. The Company determined the fair value of the Sally Hansen trademark using annual revenue growth rates of up to 2.0% and a discount rate of 12.5%. The Company determined the fair value of the Max Factor trademark using annual revenue growth rates of up to 2.0% and a discount rate of 15.3%. The Company determined the fair value of the Bourjois trademark using annual revenue growth rates of up to 2.0% and a discount rate of 21.2%.

Based on the interim quantitative impairment test performed for the period ended March 31, 2026, the Company recognized asset impairment charges of $362.8, of which $237.1 relates to goodwill impairment within the Consumer Beauty reporting unit, and $125.7 relates to indefinite-lived other intangible assets (related to the CoverGirl, Max Factor, Sally Hansen, and Bourjois trademarks). These impairments are recorded as Asset impairment charges in the Condensed Consolidated Statements of Operations.

Goodwill
Goodwill as of March 31, 2026 and June 30, 2025 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2025	$6,340.1	$1,762.2	$8,102.3
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2025	$3,229.8	$832.4	$4,062.2

Changes during the period ended March 31, 2026
Foreign currency translation	(13.3)	(1.8)	(15.1)
Impairment charges	—	(237.1)	(237.1)

Gross balance at March 31, 2026	$6,326.8	$1,760.4	$8,087.2
Accumulated impairments	(3,110.3)	(1,166.9)	(4,277.2)
Net balance at March 31, 2026	$3,216.5	$593.5	$3,810.0
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2026 and June 30, 2025 are presented below:

	March 31, 2026	June 30, 2025
Indefinite-lived other intangible assets	$628.7	$761.0
Finite-lived other intangible assets, net	2,231.9	2,453.8
Total Other intangible assets, net	$2,860.6	$3,214.8
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2025	$1,918.7	$1,918.7
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at June 30, 2025	$761.0	$761.0

Changes during the period ended March 31, 2026
Foreign currency translation	(6.6)	(6.6)
Impairment charges	(125.7)	(125.7)

Gross balance at March 31, 2026	$1,912.1	$1,912.1
Accumulated impairments	(1,283.4)	(1,283.4)
Net balance at March 31, 2026	$628.7	$628.7

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2025
License agreements and collaboration agreements	$3,765.8	$(1,614.9)	$(19.6)	$2,131.3
Customer relationships	766.0	(568.9)	(5.5)	191.6
Trademarks	318.2	(208.4)	(0.5)	109.3
Product formulations and technology	87.8	(66.2)	—	21.6
Total	$4,937.8	$(2,458.4)	$(25.6)	$2,453.8
March 31, 2026
License agreements and collaboration agreements	$3,711.8	$(1,758.9)	$(19.6)	$1,933.3
Customer relationships	761.9	(578.0)	(5.5)	178.4
Trademarks	316.5	(216.1)	(0.5)	99.9
Product formulations and technology	87.5	(67.2)	—	20.3
Total	$4,877.7	$(2,620.2)	$(25.6)	$2,231.9
Amortization expense was $74.5 and $45.9 for the three months ended March 31, 2026 and 2025, respectively, and $187.9 and $141.3 for the nine months ended March 31, 2026 and 2025, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended March 31,		Nine Months Ended March 31,
Lease Cost:	2026	2025	2026	2025
Operating lease cost	$18.0	$17.7	$55.6	$55.9
Short-term lease cost	0.9	0.8	2.7	2.2
Variable lease cost	12.2	10.9	33.0	33.4
Sublease income	(2.3)	(3.1)	(7.8)	(10.5)
Net lease cost	$28.8	$26.3	$83.5	$81.0
Other information:
Operating cash outflows from operating leases	$(16.7)	$(16.8)	$(53.5)	$(51.7)
Right-of-use assets obtained in exchange for lease obligations - net of lease terminations	$(1.0)	$33.6	$21.0	$52.7

Weighted-average remaining lease term - real estate			5.9 years	6.4 years
Weighted-average discount rate - real estate leases			4.27%	4.32%

Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2026, remaining	$20.6
2027	68.8
2028	54.4
2029	44.7
2030	29.9
Thereafter	72.0
Total future lease payments	$290.4
Less: imputed interest	(36.9)
Total present value of lease liabilities	$253.5
Current operating lease liabilities	63.7
Long-term operating lease liabilities	189.8
Total operating lease liabilities	$253.5

9. DEBT
The Company’s debt balances consisted of the following as of March 31, 2026 and June 30, 2025, respectively:

	March 31, 2026	June 30, 2025
Short-term debt	$—	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026	—	350.0
2026 Euro Senior Secured Notes due April 2026 (b)	286.8	820.0
2027 Euro Senior Secured Notes due May 2027	573.5	585.7
2028 Euro Senior Secured Notes due September 2028	—	585.7
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2031 Dollar Senior Secured Notes due January 2031	900.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	199.6	407.3
Finance lease obligations & other long term debt	6.3	9.7
Total debt	3,216.2	4,008.4
Less: Short-term debt and current portion of long-term debt	(2.1)	(3.5)
Total Long-term debt	3,214.1	4,004.9
Less: Unamortized financing fees and discounts on long-term debt	(44.7)	(49.4)
Total Long-term debt, net	$3,169.4	$3,955.5
(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) As of March 31, 2026, the 2026 Euro Senior Secured Notes due April 2026 in the amount of €250.0 million are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through the Coty Revolving Credit Facility.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. Total short-term debt remained constant at $0.0 as of March 31, 2026 and June 30, 2025. In addition, the Company had undrawn letters of credit of $4.8 and $3.1, and bank guarantees of $17.2 and $16.0 as of March 31, 2026 and June 30, 2025, respectively.

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

On April 15, 2026, the Company repaid €250.0 million (approximately $294.7) of the remaining 2026 Euro Senior Secured Notes using proceeds from the 2023 Coty Revolving Credit Facility.

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
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes. On October 17, 2025, the Company used proceeds from the offering of the 2031 Senior Notes to redeem €450.0 million (approximately $526.8) of the 2026 Euro Senior Secured Notes. On April 15, 2026, the Company repaid €250.0 million (approximately $294.7) of the remaining 2026 Euro Senior Secured Notes using proceeds from the 2023 Coty Revolving Credit Facility.
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

The Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities, as described above. The Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral. Upon the respective Senior Secured Notes achieving investment grade ratings from two out of the three ratings agencies, the Senior Secured Notes provide for certain collateral release and covenant suspension provisions, as follows:
•for the 2026 Dollar Senior Secured Notes (fully redeemed in October 2025) and the 2026 Euro Senior Secured Notes (fully repaid at maturity in April 2026), the guarantees and certain covenants will be released;

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
Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the Senior Secured Notes prior to, and on or after, May 15, 2026 for the 2027 Euro Senior Secured Notes, January 15, 2025 for the 2029 Dollar Senior Secured Notes, July 15, 2026 for the 2030 Dollar Senior Secured Notes, and December 15, 2030 for the 2031 Dollar Senior Secured Notes (the "Early Redemption Dates").
The Applicable Premium related to the respective Senior Secured Notes on any redemption date and as calculated by the Company is the greater of:
(1)1.0% of the then outstanding principal amount of the respective Senior Secured Notes; and
(2)the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such respective Senior Secured Notes that would apply if such respective notes were redeemed on the respective Early Redemption Dates, (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the respective Senior Secured Notes to and including the respective Early Redemption Dates, (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, as of such redemption date plus 50 basis points; over (b) the principal amount of the respective Senior Secured Notes.
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

As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "Coty Revolving Credit Facility" (and together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate ("SOFR") loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period. As previously disclosed, the Company has repaid all outstanding balances under the 2018 Coty Term A Facility and 2018 Coty Term B Facility and no amounts are outstanding as of March 31, 2026.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $0.0 and $0.0 during the three months ended March 31, 2026 and 2025, respectively, and $6.4 and $1.6 during the nine months ended March 31, 2026 and 2025, respectively. Additionally, the Company capitalized deferred issuance fees of $0.0 and $0.0 during the three months ended March 31, 2026 and 2025, respectively, and $15.3 and $0.0 during the nine months ended March 31, 2026 and 2025, respectively.
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

In the case of the Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	March 31, 2026		June 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,010.3	$2,964.8	$3,591.4	$3,632.7
2018 Coty Credit Agreement	199.6	199.6	407.3	407.3
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of March 31, 2026, are presented below:

Fiscal Year Ending June 30,
2026, remaining	$286.8
2027	573.5
2028	—
2029	699.6
2030	—
Thereafter	1,650.0
Total	$3,209.9
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
March 31, 2026 through July 11, 2028	4.00 to 1.00

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
As of March 31, 2026, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
10. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2026 and 2025, respectively, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Interest expense	$39.6	$50.2	$143.6	$167.3
Foreign exchange (gains) losses, net of derivative contracts	(1.2)	1.9	(7.9)	8.0
Interest income	(4.7)	(4.2)	(14.0)	(11.2)
Total interest expense, net	$33.7	$47.9	$121.7	$164.1

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$1.5	$1.4	$0.1	$0.1	$1.6	$1.5
Interest cost	0.1	0.2	3.2	3.0	0.4	0.4	3.7	3.6
Expected return on plan assets	—	—	(1.3)	(1.3)	—	—	(1.3)	(1.3)
Amortization of net (gain)	(0.1)	—	(0.5)	(0.3)	(0.6)	(0.7)	(1.2)	(1.0)
Net periodic benefit cost (credit)	$—	$0.2	$2.9	$2.8	$(0.1)	$(0.2)	$2.8	$2.8

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$4.6	$4.0	$0.3	$0.3	$4.9	$4.3
Interest cost	0.4	0.6	9.4	9.0	1.2	1.2	11.0	10.8
Expected return on plan assets	—	—	(3.9)	(3.9)	—	—	(3.9)	(3.9)
Amortization of net (gain)	(0.5)	—	(1.3)	(0.9)	(1.9)	(2.1)	(3.7)	(3.0)
Net periodic benefit cost (credit)	$(0.1)	$0.6	$8.8	$8.2	$(0.4)	$(0.6)	$8.3	$8.2
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
As of March 31, 2026 and June 30, 2025, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $18.0 and $17.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of March 31, 2026 and June 30, 2025, the notional amounts of these outstanding non-designated foreign currency forward contracts were $983.4 and $1,102.5, respectively.
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
As of March 31, 2026 and June 30, 2025, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €873.0 million and €1,593.9 million, respectively. All designated hedge amounts were considered highly effective.
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
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year. Subsequently, in January 2026, the Company entered into amendment agreements with all of the counterparties to extend both maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to January 2027. During the nine months ended March 31, 2026, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
Foreign currency borrowings classified as net investment hedges—The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) ("AOCI/(L)") was $(70.4) and $(91.6) as of March 31, 2026 and June 30, 2025, respectively.
Cross-currency swap instruments classified as net investment hedges—The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(117.4) and $(113.2) as of March 31, 2026 and June 30, 2025, respectively.
Foreign exchange forward contracts classified as cash flow hedges—The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(0.5) and $(1.1) as of March 31, 2026 and June 30, 2025, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $(0.5). As of March 31, 2026, all of the Company's foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Foreign exchange forward contracts	$(0.7)	$(1.3)	$(1.2)	$(0.2)
Cross-currency swap contracts	(5.9)	(9.0)	(4.2)	(9.0)
Net investment hedges	20.6	(40.1)	21.2	5.5

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,
	2026		2025
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.7)	$—	$0.8	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	—	0.4

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Nine Months Ended March 31,
	2026		2025
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(2.1)	$—	$1.7	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	—	1.2
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
Foreign exchange contracts	Selling, general and administrative expenses	$(0.7)	$(0.7)	$(0.5)	$(0.3)
Foreign exchange contracts(a)	Interest expense, net	14.8	12.0	19.7	(10.8)
Foreign exchange and forward repurchase contracts	Other expense, net	(53.1)	(78.5)	(138.1)	(246.6)
(a) The losses and gains for these foreign exchange contracts were offset against the gains and losses from revaluation of debt denominated in foreign currency included in Interest expense, net.
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of March 31, 2026, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2026, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 880.0 million.
The Company's Majority Stockholder
As of March 31, 2026, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, who served as the Company's Chairman through December 31, 2025, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if converted basis.
Preferred Stock
As of March 31, 2026, total authorized shares of preferred stock are 20.0 million.
Series A Preferred Stock

As of March 31, 2026, there were 1.0 million shares of Series A Preferred stock, par value of $0.01 per share, authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Rainbow Aggregator L.P. (“KKR Aggregator”) of 1.0 million shares of Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and its affiliated investment funds sold 146,057 shares of Series B Preferred Stock, to HFS, that is beneficially owned by Mr. Harf.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, KKR and its affiliates has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended March 31, 2026 and 2025, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. During the nine months ended March 31, 2026 and 2025, the Board of Directors declared dividends on the Series B Preferred Stock of $9.9 and paid accrued dividends of $9.9. As of March 31, 2026 and June 30, 2025, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended March 31, 2026.
The change in dividends accrued recorded to Additional Paid-in Capital ("APIC") in the Condensed Consolidated Balance Sheet as of March 31, 2026 and 2025 was $0.0 and nil, respectively. In addition, the Company made payments of $0.0 and $0.1, of which $0.0 and nil relate to employee taxes, for the previously accrued dividends on restricted stock units ("RSUs") that vested during the nine months ended March 31, 2026 and 2025, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Other current liabilities are $0.7 as of March 31, 2026 and June 30, 2025.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of March 31, 2026, the Company has $796.8 remaining under the Share Repurchase Program.
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
As part of the agreements, the Company will pay interest on the outstanding underlying notional amount of the forward repurchase contracts held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 forward repurchase transactions were 7.0% and 6.9%, respectively, as of March 31, 2026.

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
During the nine months ended March 31, 2026, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, $10.1 in December 2025, $50.3 in February 2026, and $66.4 in March 2026. In addition, during the prior fiscal year, the Company paid $191.1 in Hedge Valuation Adjustments in February 2025. This resulted in a downward adjustment to the initial price at acquisition for these forward repurchase contracts.

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
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2025	$(1.1)	$(204.8)	$(582.7)	$55.2	$(733.4)
Other comprehensive (loss) income before reclassifications	(0.8)	17.0	(28.7)	(1.3)	(13.8)
Net amounts reclassified from AOCI/(L)	1.4	—	—	(0.4)	1.0
Net current-period other comprehensive income (loss)	0.6	17.0	(28.7)	(1.7)	(12.8)
Balance—March 31, 2026	$(0.5)	$(187.8)	$(611.4)	$53.5	$(746.2)

(a) For the nine months ended March 31, 2026, other comprehensive loss before reclassifications of $1.3 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $3.7, net of tax of $3.3.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Equity plan expense (a)	$6.8	$12.6	$39.0	$44.7
Liability plan (income) expense	—	(0.4)	0.2	—
Fringe expense	—	—	1.9	3.0
Total share-based compensation expense	$6.8	$12.2	$41.1	$47.7

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of March 31, 2026, the total unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and performance restricted stock units ("PRSUs") is $3.6, $48.0, and $0.9, respectively. The unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 2.75, 2.16, and 1.26 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 1.4 million shares and 11.9 million shares of RSUs and other share awards during the three and nine months ended March 31, 2026, respectively. The Company granted 3.8 million shares of RSUs and other share awards during the three and nine months ended March 31, 2025, respectively. The Company recognized share-based compensation expense of $6.6 and $12.8 for the three months ended March 31, 2026 and 2025, respectively, of which $0.0 and $5.1 related to Ms. Nabi's and Mr. Strobel's awards, as described below. The Company recognized share-based compensation expense of $40.9 and $43.6 for the nine months ended March 31, 2026 and 2025, respectively, of which $16.4 and $15.4 related to Ms. Nabi's and Mr. Strobel's awards, as described below.
Performance Restricted Stock Units
The Company granted no shares of PRSUs, respectively, during the three and nine months ended March 31, 2026. The Company granted nil and 4.1 million shares of PRSUs, respectively, during the three and nine months ended March 31, 2025. The Company recognized share-based compensation expense of $0.2 and $(0.6) for the three months ended March 31, 2026 and 2025, respectively, of which $0.0 and $(0.8) related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $0.2 and $4.0 for the nine months ended March 31, 2026 and 2025, respectively, of which $(1.7) and $1.1 related to Ms. Nabi's award, as described below.
Long-term Equity Program for CEO
Pursuant to the term of the amended employment agreement on May 4, 2023, the Company granted its CEO, Sue Nabi, a one-time award of 10,416,667 RSUs and a total of 10,416,665 PRSUs in five equal tranches over the next five years. Ms. Nabi ceased to serve as the Company’s CEO effective December 31, 2025, and pursuant to the terms of the separation agreement on December 20, 2025, these two awards were treated in accordance with the terms discussed below.

Ms. Nabi's 10,416,667 RSUs were originally scheduled to vest and settle in shares of the Company’s Class A Common Stock, par value $0.01 per share over five years on the following vesting schedule: (i) 15% on September 1, 2024, (ii) 15% on September 1, 2025, (iii) 20% on September 1, 2026, (iv) 20% on September 1, 2027; and (v) 30% on September 1, 2028, in each case subject to Ms. Nabi’s continued employment through the applicable vesting date. As of the date of the separation agreement, the first two tranches had vested. Pursuant to the terms of the amended employment agreement, Ms. Nabi vested in the third tranche on January 2, 2026. The remaining two tranches of the RSU awards and all PRSU awards were forfeited. Any previously recognized compensation expense was reversed for forfeited awards as of December 31, 2025.

Pursuant to the terms of the employment agreement dated December 20, 2025, the Company granted its new Executive Chairman of the Board and interim CEO, Markus Strobel, a one-time award of 1,351,352 RSUs and 6,000,000 stock options of Coty Inc’s Class A Common Stock on March 16, 2026. These two awards will vest over the next 2.75 years in accordance with the terms discussed below.

Mr. Strobel's 1,351,352 RSUs will vest and settle in shares of the Company’s Class A Common Stock, par value $0.01 per share over 2.75 years on the following vesting schedule: (i) 33% on March 31, 2027, (ii) 33% on March 31, 2028, and (iii) 34%

on December 31, 2028, in each case subject to Mr. Strobel’s continued employment through the applicable vesting date. The Company will recognize approximately $2.9 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date, net of forfeitures.

The stock options are subject to both a service condition and a market condition. The options vest on December 29, 2028 (the “Vesting Date”), contingent upon Mr. Strobel’s continued service through such date. Vesting is further conditioned on the achievement of specified share price targets as of the Vesting Date, with 100% of the award vesting if the Company’s share price equals or exceeds $9.00 per share, and 50% of the award vesting if the share price equals or exceeds $5.56 per share. The Company will recognize approximately $3.6 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date, net of forfeitures.

Non-Qualified Stock Options
The Company granted no non-qualified stock options and recognized share-based compensation expense of $0.0 and nil for the three months ended March 31, 2026 and 2025, respectively, and $0.0 and $0.1 for the nine months ended March 31, 2026 and 2025, respectively.
15. NET LOSS ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Amounts attributable to Coty Inc.:
Net (loss) income attributable to Coty Inc.	$(408.1)	$(405.7)	$(463.8)	$(299.1)
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(9.9)
Net (loss) income attributable to common stockholders	$(411.4)	$(409.0)	$(473.7)	$(309.0)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	879.9	872.1	876.5	870.4
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	—	—	—	—
Effect of Convertible Series B Preferred Stock (c)	—	—	—	—
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	879.9	872.1	876.5	870.4

Earnings per common share:
Earnings per common share - basic	$(0.47)	$(0.47)	$(0.54)	$(0.36)
Earnings per common share - diluted (e)	(0.47)	(0.47)	(0.54)	(0.36)

(a) For the three months ended March 31, 2026 and 2025, outstanding stock options with rights to purchase 3.4 million shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. Series A Preferred Stock had no dilutive effect, as the exchange right expired on March 27, 2024. For the nine months ended March 31, 2026 and 2025, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.4 million and 3.5 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended March 31, 2026 and 2025, there were 14.8 million and 14.9 million anti-dilutive RSUs, respectively, excluded from the computation of Diluted EPS. For the nine months ended March 31, 2026 and 2025, there were 16.1 million and 9.5 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three and nine months ended March 31, 2026 and 2025, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and nine months ended March 31, 2026 and 2025, no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.

(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the Convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $40.7 and $60.1, respectively, if dilutive, for the three months ended March 31, 2026 and 2025 on net (loss) income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $9.9, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $105.8 and $188.9 respectively, if dilutive, for the nine months ended March 31, 2026 and 2025 on net (loss) income applicable to common stockholders during the period.
16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of March 31, 2026, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $85.7 and $94.2 as the RNCI balances as of March 31, 2026 and June 30, 2025, respectively.
17. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (mostly involving allegations related to alleged asbestos in the Company’s talc-based cosmetic products as described below), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities, except for certain aspects related to litigation involving cosmetic talcum powder discussed below. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.
Cosmetic Talcum Powder Matters. The Company has been named as a defendant in numerous civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos leading to bodily injury. Most of these actions involve a number of co-defendants and, to date, many such actions have been resolved by dismissal, settlement or other resolution acceptable to the Company. While the Company and its legal counsel intend to continue to defend these cases vigorously as well as exploring various means of resolving claims before trial, there can be no assurances regarding the ultimate resolution of these matters, individually or collectively.
In each of the previous fiscal years the value of settlements, both individually and in the aggregate, has not been material; however, due to the rising number of filed and pending cases against the Company, as well as the evolving litigation landscape, inclusive of significant judgments and settlements by third party companies, settlement values and other costs associated with these cases have increased substantially and are expected to increase in the future. In addition, the Company has experienced higher recent settlement demands and volumes driven in part by the maturation of cases that have been previously filed and are now reaching the trial stage as well as the general nature of litigation in this area which sometimes involves expedited trial dates.
The Company believes that a limited portion of its costs incurred in defending and resolving certain of these claims will be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions, carrier insolvencies and policy limits and in some cases there may be indemnity obligations of third parties.
The Company has accrued for such litigation when the likelihood of loss is probable and a reasonable estimate of such loss can be made. Amounts accrued for such legal contingencies often result from a complex set of judgments about future events and uncertainties that rely on estimates and assumptions including timing of related payments. The ability to make such estimates can be affected by various factors such as whether the damages are substantiated, status of discovery, including experts, stage of proceedings, the court where the claim is filed, whether significant facts are in dispute, and the number of parties in the claim. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.
Certain Other Litigation. A purported stockholder class action complaint captioned Srinivasan v. Coty Inc., et al., Case No. 1:26-cv-02343-RA (S.D.N.Y.), was filed on March 23, 2026 by a putative stockholder against the Company and certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The plaintiff alleges that certain of the Company’s statements in November 2025 regarding its fiscal year 2026 earnings guidance were materially false and/or misleading. The plaintiff asserts claims under the federal securities laws and seeks, among other things, monetary damages.
On April 3, 2026 and April 14, 2026, respectively, two stockholder derivative lawsuits were filed in the Supreme Court of the State of New York (County of New York), captioned Fernicola v. Nabi, et al., Index No. 154383/2026, and Mody v. Ballini, et al., Index No. 652215/2026, against certain current and former Coty officers and board members. The complaints assert causes of action of breach of fiduciary duty, gross mismanagement, unjust enrichment, and waste of corporate assets, based on the same allegations as the putative securities class action. On behalf of the Company, the complaint seeks unspecified monetary damages, governance reforms, and fees and costs.
On April 9, 2026, a derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, captioned Moar v. Nabi, et al., Case No. 12:36-cv-02931-RA (S.D.N.Y.), against certain current and former Coty officers and board members. The complaint asserts claims of violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution, based on allegedly false and/or misleading statements made in August and November 2025 and in its September 2025 Proxy Statement regarding the Company’s earnings guidance and risk oversight. On behalf of the Company, the complaint seeks unspecified monetary damages, governance reforms, and fees and costs.
At this time, the Company cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of March 31, 2026 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of March 31, 2026
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$839.6 million (approximately $159.8)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$501.7 million (approximately $95.5)
Nov-22		IPI	2018-2019	R$509.0 million (approximately $96.9) (a)
Mar-24		IPI	2020	R$39.5 million (approximately $7.5)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$260.0 million (approximately $49.5)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$0.0 million (approximately $0.0) (b)

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

For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case, and the court rendered a verdict granting the Company's request to remand the case to the state court of Goiás in the first quarter of the fiscal year. The case is expected to be heard in the first half of fiscal 2027. The Company has been required to provide surety bonds of R$205.5 million (approximately $39.1) and cash deposits of R$227.3 million (approximately $43.3) as of March 31, 2026, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Condensed Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, this case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has obtained a stay pending the Protege Fee case. The Company has been required to provide surety bonds of R$541.9 million (approximately $103.2) as of March 31, 2026, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has filed an annulment action and is current awaiting judgment. The Company has been required to provide surety bonds of R$347.4 million (approximately $66.1) as of March 31, 2026, to guarantee payment if the case is resolved against the Company.

The Treasury Office of the Brazil’s Internal Revenue Service IPI assessment received in November 2022 is currently at the judicial process as of the third quarter of the current fiscal year. The Company has filed an annulment action and is currently awaiting judgment.

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

18. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately five years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of March 31, 2026, would be approximately $2.7. The Company has assessed the probability of default by the assignee and has determined it to be remote.

Wella
The Company had an agreement with Wella to provide management, consulting and financial services. The Company earned $0.0 and $0.7 in the three and nine months ended March 31, 2026, respectively, and $0.3 and $1.0 in the three and nine months ended March 31, 2025, respectively, which are reflected in Other expense, net in the Condensed Consolidated Statements of Operations. This agreement ended on December 18, 2025.
On December 18, 2025, the Company completed the sale of its remaining 25.8% equity interest in Wella to an entity affiliated with KKR. As a result of this transaction, the Company no longer holds any equity interest in Wella. The Company no longer considers Wella as a related party.
The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. Fees earned were $1.6 and $1.4 for the three months ended March 31, 2026 and 2025, respectively, and $4.2 and $4.4 for the nine months ended March 31, 2026 and 2025, respectively. Fees are principally invoiced on a cost plus basis and were included in Cost of sales in the Company's Condensed Consolidated Statement of Operations.
Secondment Agreement
On October 1, 2025, the Company entered into a secondment arrangement with an entity affiliated with JAB to obtain executive management services. Under the terms of the arrangement, the secondee provides services to the Company for a minimum period of one year, in exchange for a fixed fee payable to the affiliated entity. For the three and nine months ended March 31, 2026, $0.4 and $0.7, respectively, was recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations, with a corresponding $0.4 recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

19. SUBSEQUENT EVENTS
Long-Term Debt
On April 15, 2026, the Company repaid €250.0 million (approximately $294.7) of the remaining 2026 Euro Senior Secured Notes using proceeds from the 2023 Coty Revolving Credit Facility. Refer to Note 9 — Debt.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), the strategic review of the Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands, and any transactions related thereto, use of proceeds from any transaction and the timing and outcome of the strategic review, expectations and/or plans with respect to joint ventures, the timing and size of any future distribution related to the Wella Distribution Rights (as defined below), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, plans and expectations with respect to licenses and/or portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in certain categories, markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true-up” payments in connection with our forward repurchase contracts and plans for settlement of such contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reduction plans, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the ongoing war in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or the ongoing war in the Middle East, or due to a change in tariffs or trade policy impacting raw materials) and expectations regarding future service levels, inventory levels and excess and obsolescence trends, expectations regarding the expanded use of artificial intelligence (“AI”) and advanced analytics in our operations and the timing and impact thereof, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, war in the Middle East and any escalation or expansion thereof, the current administration in the U.S. and related changes to regulatory and trade policies, changes in the U.S. tax code and/or tax regulations in other jurisdictions where we operate (including implementation of the global minimum corporate tax (part of the “Pillar Two Model Rules”) that may impact our tax liability in the European Union (“EU”)), and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the EU, and Asia and in other regions where we operate (and our ability to manage the impact of such changes), potential regulatory limits on payment terms in the EU, future changes in sanctions regulations, recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging, and recent and future regulatory measures restricting or otherwise impacting the use of web sites, mobile applications or social media platforms that we use in connection with our digital marketing and e-commerce activities;
•currency exchange rate volatility and currency devaluation and/or inflation, including the impact of elevated oil prices;
•the impact of ongoing wars and geo-political uncertainty on capital markets and the related impact on our ability to refinance outstanding debt at favorable rates;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from public health events, the outbreak of war or hostilities (including the war in Ukraine and war in the Middle East and any escalation or expansion thereof), the impact of global supply chain challenges or other disruptions in the international flow of goods (including disruptions arising from the closure of strategic airspaces or critical maritime routes or from changing tariff scenarios), and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
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
•increasing dependency on information technology, including as a result of expanded use of AI and advanced analytics in our operations as well as remote working practices, and our ability or the ability of any of the third-party service providers we use to support our business, to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and similar state laws, the Brazil General Data Protection Law, and the China Data Security Law and Personal Information Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
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
•our relationship with KKR, whose affiliates are investors in Rainbow JVCO LTD and subsidiaries (together, “Wella” or the “Wella Company”) following the sale of a majority stake in our Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (together, the “Wella Business”) and the subsequent sale of our remaining Wella stake, any related conflicts of interest or litigation, and the timing and terms of any future sale or initial public offering of Wella;
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

Recent Changes
Markus Strobel was appointed by the Board of Directors (the “Board”) as Executive Chairman of the Board and Interim Chief Executive Officer (“Interim CEO”), effective January 1, 2026. Our long-term objectives remain focused on value creation, profitability, and growth. While no material changes to our strategy, capital allocation framework, or operational priorities have been finalized or approved, the Interim CEO continues to conduct a comprehensive review of the business to assess opportunities to enhance performance, strengthen competitive positioning, and improve execution across key areas.

Global Economic Landscape and Business Impact

Our products are sold in approximately 123 countries and territories. As a geographically diverse company, we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. We remain attentive to economic and geopolitical conditions that may materially impact our business.

Tariffs: Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. In response, we have evaluated more diversified sourcing strategies, strategic pricing adjustments and cost-reduction initiatives to help offset these pressures and protect our profitability. We are optimizing our supply chain to enhance resilience and agility in response to changing tariff environments. We have successfully transitioned mass fragrance production, production for certain entry-level prestige fragrance products, and fragrance mists to our U.S. manufacturing site.

In the short term, we are accelerating dual sourcing for certain entry-level prestige products by leveraging regional input materials, and future launches will be developed with dual production capabilities. We expect that any increases in our cost of goods sold will be balanced with minimal price adjustments to ensure competitiveness. On a longer-term basis, we are evaluating expanded regionalization strategies, including potential additional U.S. investments. We will also continue to collaborate with external partners to strengthen our domestic manufacturing capabilities, supporting our goal of a robust, North America-based supply chain.

On February 20, 2026, the U.S. Supreme Court issued a decision addressing the scope of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government and may be subject to further legal and regulatory developments. Following the U.S. Supreme Court ruling, an executive order was issued imposing a new global tariff, in addition to any existing non-IEEPA tariffs. The Company is actively pursuing refund recovery activities related to IEEPA tariffs.

We currently estimate that our operating results will be impacted by approximately $32.0 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $30.0 is expected to be reflected in our fiscal 2026 operating results, with the remaining amount of approximately $2.0 expected to be reflected in the first quarter of fiscal 2027. In the first nine months of fiscal 2026, approximately $23.0 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

Middle East Conflict: In February 2026, geopolitical tensions in the Middle East escalated significantly leading to a military conflict involving the United States, Israel, and Iran, and resulting in regional instability and increased volatility in global energy markets. We have mitigated certain direct impacts, including those related to disruptions in regional shipping routes such as transit through the Strait of Hormuz. Continued or expanded conflict could adversely affect global economic conditions, supply chains, transportation logistics, and customer demand, and is expected to impact our financial condition, and results of operations. Impacts may vary depending on how conditions develop across the region and in global markets. Net revenues in the Middle East accounted for approximately mid-single-digit percentage of our consolidated net revenues for fiscal 2025. The Middle East accounted for approximately mid-single-digit percentage and low-single-digit percentage of Prestige and Consumer Beauty segment fiscal 2025 net revenues, respectively.

Market Trends and Sales Performance

Fragrances: Net revenues from fragrances decreased by a low-single-digit percentage compared to the prior-year period, reflecting a more competitive and promotional marketplace. We continue to plan to leverage innovations and new launches to unlock value in key markets like the U.S. market. Within our Consumer Beauty segment, we plan to streamline lifestyle fragrance initiatives while amplifying key franchises. We also remain focused on strengthening sell-out and improving market share across priority markets.

Color Cosmetics: Net revenues from color cosmetics declined by a mid-single-digit percentage versus the prior-year period. We have begun implementing a performance improvement plan designed to narrow the sell-out gap over time through sharper strategic priorities and more focused investment behind core brands and franchises. Our market share in the mass color cosmetics segment has improved, although, our share gains still lag overall growth within the category. Prestige makeup sales improved by high-single-digits compared to the prior year period. We remain committed to strengthening execution across both mass and prestige, supported by targeted initiatives aimed at improving competitiveness and driving sustainable growth.

Skin and Body Care: Net revenues from skin and body care declined by a low-single-digit percentage compared to the prior-year period, as competitive pricing actions and broader category dynamics in the Brazil body care market impacted net sales. We will focus on scalable and structurally profitable opportunities within skincare, while optimizing our mass body care exposure.

Geographic Regions: Net revenue in the Americas declined by a mid-single-digit percentage, driven primarily by our business performance in the U.S. color cosmetics market. During the same period, net revenue in EMEA and Asia Pacific decreased by a low single-digit percentage, reflecting negative market trends across many European and Asian markets.

Financial Outlook

We expect that our reported net revenue for the fourth quarter of fiscal 2026 will decline by a mid-single-digit percentage compared to the prior year period. We anticipate that our fourth quarter fiscal 2026 gross margin will be pressured as a result of lower net sales, as well as the net impact from tariffs, and elevated excess and obsolescence. We are re-accelerating our cost reduction efforts to deliver savings of approximately $80.0 in fiscal 2026.

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

THREE MONTHS ENDED MARCH 31, 2026 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2025
NET REVENUES
In the three months ended March 31, 2026, net revenues decreased 1%, or $17.5, to $1,281.6 from $1,299.1 in the three months ended March 31, 2025, reflecting a decrease in unit volume of 8% (primarily driven by body care brands — mainly in Brazil — and color cosmetics), partially offset by a positive foreign currency exchange translation impact of 6% (primarily driven by the weakening of the U.S. dollar versus the Euro) and a positive price and mix impact of 1% (primarily driven by lower sales of lower-priced body care products in Brazil, partially offset by increased trade incentives related to prestige fragrances). The overall decrease in net revenues reflects sales declines within Consumer Beauty, largely due to lower mass fragrance sales across regions and lower color cosmetics sales primarily as a result of the negative performance of our brands in the United States market. Net revenues decreased in the Americas and EMEA, partially offset by an increase in the Asia Pacific region.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
NET REVENUES
Prestige	$830.9	$829.4	—%
Consumer Beauty	450.7	469.7	(4)%
Total	$1,281.6	$1,299.1	(1)%
Prestige
In the three months ended March 31, 2026, net revenues from the Prestige segment increased $1.5 to $830.9 compared to $829.4 in the three months ended March 31, 2025, reflecting a positive foreign currency exchange translation impact of 5% (primarily driven by the weakening of the U.S. dollar versus the Euro) partially offset by a decrease in unit volume of 3% (primarily due to lower sales volume in prestige fragrances) and a negative price and mix impact of 3% (primarily due to increased trade incentives related to prestige fragrances). The increase in net revenues primarily reflects:

•Prestige cosmetics sales growth of $11.6 primarily driven by increased net sales from Kylie makeup supported by success of KylieSkin Tint and launch of Hybrid Blush.
These increases were partially offset by:
•Prestige fragrance sales declines of $8.8 led by Hugo Boss due to a decline in sales in existing product lines, and declines across certain other fragrance brands across the portfolio, partially offset by increased net revenues from Calvin Klein due to launch of Euphoria Elixir; and
•Prestige skincare sales decline of $1.3.
Consumer Beauty
In the three months ended March 31, 2026, net revenues from the Consumer Beauty segment decreased 4%, or $19.0, to $450.7 from $469.7 in the three months ended March 31, 2025, reflecting a decrease in unit volume of 9% (primarily driven by color cosmetics and body care), a negative price and mix impact of 1% (primarily driven by color cosmetics and body care), partially offset by a positive foreign currency exchange translation impact of 6% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro). The decrease in net revenues primarily reflects:

•Mass fragrance sales declines of $11.6 primarily due to lower net sales from Nautica in the U.S. market and across Asia.
•Color cosmetics sales declines of $9.2 due to a decline in sales led by the United States impacting net revenues from Covergirl; and
•Mass body care sales declines of $4.9.
These decreases were partially offset by:
•Mass skincare sales increases of $6.7.
COST OF SALES
In the three months ended March 31, 2026, cost of sales increased 5%, or $23.0, to $489.7 from $466.7 in the three months ended March 31, 2025. Cost of sales as a percentage of net revenues increased to 38.2% in the three months ended March 31, 2026 from 35.9% in the three months ended March 31, 2025, resulting in a gross margin decrease of approximately 230 basis points, primarily reflecting:
(i)approximately 100 basis points, primarily due to an increase in manufacturing and material costs as a percentage of net revenues;
(ii)approximately 80 basis points related to increased freight costs as a percentage of net revenues, primarily driven by the impact of tariffs; and
(iii)approximately 70 basis points increase related to excess and obsolescence costs as a percentage of net revenues.
These decreases were partially offset by:
(iv)approximately 20 basis points related to decreased designer license fees as a percentage of net revenues.
Gross margin was negatively impacted by higher discounts and promotions in the current period, which counterbalanced improvements in pricing, manufacturing efficiency, productivity, and procurement cost optimization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2026, selling, general and administrative expenses decreased 6%, or $50.5, to $727.0 from $777.5 in the three months ended March 31, 2025. Selling, general and administrative expenses as a percentage of net revenues decreased to 56.7% in the three months ended March 31, 2026 from 59.8% in the three months ended March 31, 2025, or approximately 310 basis points. This decrease primarily reflects:
(i)550 basis points due to the loss on the termination of the KKW Collaboration Agreement in the prior period; and
(ii)80 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues.
These decreases were partially offset by:
(iii)190 basis points due to an increase in fixed costs as a percentage of net revenues due to an increase in administrative expense which includes an increase in discretionary compensation for employees; and
(iv)120 basis points due to an increase in operational accruals as a percentage of net revenues.
OPERATING INCOME
In the three months ended March 31, 2026, operating loss was $372.0 compared to loss of $280.4 in the three months ended March 31, 2025. Operating loss margin worsened to 29.0% in the three months ended March 31, 2026 as compared to an operating loss margin of 21.6% in the three months ended March 31, 2025. The decrease in operating margin is primarily driven by an increase in asset impairment charges (approximately 1,190 basis points), an increase in amortization expense as a percentage of net revenues (approximately 230 basis points), an increase in cost of goods sold (approximately 230 basis points), and an increase in fixed costs as a percentage of net revenues (approximately 180 basis points), partially offset by lower restructuring costs (approximately 590 basis points) and the loss on the termination of the KKW Collaboration Agreement in the prior period (approximately 550 basis points).

Operating Income (Loss) by Segment

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
Operating income (loss)
Prestige	$58.4	$78.7	(26)%
Consumer Beauty	(423.3)	(189.5)	<(100%)
Corporate	(7.1)	(169.6)	96%
Total	$(372.0)	$(280.4)	(33)%
Prestige
In the three months ended March 31, 2026, operating income for Prestige was $58.4 compared to income of $78.7 in the three months ended March 31, 2025. Operating margin decreased to 7.0% of net revenues in the three months ended March 31, 2026 as compared to 9.5% in the three months ended March 31, 2025, driven by an increase in amortization expense as a percentage of net revenues (approximately 340 basis points); an increase in fixed costs as percentage of net revenue (approximately 210 basis points); and an increase in cost of goods sold as a percentage of net revenues (approximately 160 basis points) driven by an increase in manufacturing and freight expenses as a percentage of net revenue and negatively impacted by higher discounts and promotions in the current period. These factors were partially offset by a decrease in asset impairment charges (approximately 520 basis points).
Consumer Beauty
In the three months ended March 31, 2026, operating loss for Consumer Beauty was $423.3 compared to loss of $189.5 in the three months ended March 31, 2025. Operating loss margin worsened to 93.9% of net revenues in the three months ended March 31, 2026 as compared to an operating loss margin of 40.3% in the three months ended March 31, 2025, driven by an increase in asset impairment charges (approximately 4,430 basis points); an increase in cost of goods sold as a percentage of net revenues (approximately 460 basis points) driven by an increase in material, excess and obsolete and freight expenses as a percentage of net revenue and negatively impacted by higher discounts and promotions in the current year period; an increase in fixed costs as percentage of net revenue (approximately 240 basis points); and an increase in other operating income as a percentage of sales (approximately 190 basis points).
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2026, the operating loss for Corporate was $7.1 compared to a loss of $169.6 in the three months ended March 31, 2025, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a $86.7 decrease in restructuring and other business realignment costs, a loss on the termination of the KKW Collaboration Agreement in the prior period of $71.0, and a $5.2 decrease in stock-based compensation.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income (loss) is presented below, by segment:

	Three Months Ended March 31, 2026
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Prestige	$58.4	$65.3	$123.7
Consumer Beauty	(423.3)	372.0	(51.3)
Corporate	(7.1)	7.1	—
Total	$(372.0)	$444.4	$72.4

	Three Months Ended March 31, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Prestige	$78.7	$80.1	$158.8
Consumer Beauty	(189.5)	178.6	(10.9)
Corporate	(169.6)	169.6	—
Total	$(280.4)	$428.3	$147.9

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

Net Loss, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net loss to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
Net loss	$(405.7)	$(402.2)	(1)%
Net loss margin	(31.7)%	(31.0)%
Benefit for income taxes	(53.2)	(58.4)	9%
Loss before income taxes	$(458.9)	$(460.6)	—%
Interest expense, net	33.7	47.9	(30)%
Other expense, net	53.2	132.3	(60)%
Reported operating loss	$(372.0)	$(280.4)	(33)%
Reported operating loss margin	(29.0)%	(21.6)%
Amortization expense	74.5	45.9	62%
Restructuring and other business realignment costs	0.5	87.2	(99)%
Stock-based compensation	6.9	12.1	(43)%
Early license termination and market exit costs	(0.3)	70.3	<(100%)
Asset impairment charges	362.8	212.8	70%
Total adjustments to reported operating income	$444.4	$428.3	4%
Adjusted operating income	$72.4	$147.9	(51)%
Adjusted operating income margin	5.6%	11.4%
Adjusted depreciation	54.6	56.3	(3)%
Adjusted EBITDA	$127.0	$204.2	(38)%
Adjusted EBITDA margin	9.9%	15.7%
In the three months ended March 31, 2026, adjusted operating income decreased $75.5 to $72.4 from $147.9 in the three months ended March 31, 2025. Adjusted operating margin decreased to 5.6% of net revenues in the three months ended March 31, 2026 from 11.4% in the three months ended March 31, 2025. In the three months ended March 31, 2026, adjusted EBITDA decreased $77.2 to $127.0 from $204.2 in the three months ended March 31, 2025. Adjusted EBITDA margin decreased to 9.9% of net revenues in the three months ended March 31, 2026 from 15.7% in the three months ended March 31, 2025.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
Reported operating income	$58.4	$78.7	(26)%
Reported operating income margin	7.0%	9.5%
Amortization expense	65.3	37.2	76%
Asset impairment charges	—	42.9	(100)%
Total adjustments to reported operating income	$65.3	$80.1	(18)%
Adjusted operating income	$123.7	$158.8	(22)%
Adjusted operating income margin	14.9%	19.1%
Adjusted depreciation	26.9	27.1	(1)%
Adjusted EBITDA	$150.6	$185.9	(19)%
Adjusted EBITDA margin	18.1%	22.4%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
Reported operating loss	$(423.3)	$(189.5)	<(100%)
Reported operating loss margin	(93.9)%	(40.3)%
Amortization expense	9.2	8.7	6%
Asset impairment charges	362.8	169.9	>100%
Total adjustments to reported operating income	$372.0	$178.6	>100%
Adjusted operating loss	$(51.3)	$(10.9)	<(100%)
Adjusted operating loss margin	(11.4)%	(2.3)%
Adjusted depreciation	27.7	29.2	(5)%
Adjusted EBITDA	$(23.6)	$18.3	<(100%)
Adjusted EBITDA margin	(5.2)%	3.9%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
Reported operating loss	$(7.1)	$(169.6)	96%
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	0.5	87.2	(99)%
Stock-based compensation	6.9	12.1	(43)%
Early license termination and market exit costs	(0.3)	70.3	<(100%)
Total adjustments to reported operating income	$7.1	$169.6	(96)%
Adjusted operating loss	$—	$—	N/A
Adjusted operating loss margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended March 31, 2026, amortization expense increased to $74.5 from $45.9 in the three months ended March 31, 2025. The increase was primarily driven by accelerated amortization related to a brand license. In the three months ended March 31, 2026, amortization expense of $65.3 and $9.2 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2025, amortization expense of $37.2 and $8.7 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred approximately $23.0 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan as of March 31, 2026, which have been recorded in Corporate.

In the three months ended March 31, 2026, we incurred restructuring and other business structure realignment costs of $0.5 as follows:
•We incurred a credit in Restructuring costs of $0.4, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $0.9, which is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In the three months ended March 31, 2025, we incurred restructuring and other business structure realignment costs of $87.2, as follows:
•We incurred in Restructuring costs of $76.6, of which $74.4 related to the Fixed Cost Reduction Plan included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $10.6, which is reported in Selling, general and administrative expenses and cost of sales, primarily related to the Fixed Cost Reduction Plan.
Stock-Based Compensation
In the three months ended March 31, 2026, stock-based compensation was $6.9 as compared with $12.1 in the three months ended March 31, 2025.
Early License Termination
In the three months ended March 31, 2026, we did not incur any costs related to the early termination of a license.

In the three months ended March 31, 2025, we incurred net loss of $71.0 related to the loss on the termination of the KKW Collaboration Agreement.
Asset Impairment Charges
In the three months ended March 31, 2026, we incurred $362.8 of asset impairment charges of which $237.1 related to goodwill within the Consumer Beauty segment, and $50.6, $48.5, $22.5, $4.1 related to the CoverGirl, Sally Hansen, Max Factor, and Bourjois trademarks, respectively, within the Consumer Beauty Segment.
In the three months ended March 31, 2025, we incurred $212.8 of asset impairment charges of which $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks, respectively, totaling $169.9 within the Consumer Beauty segment and $42.9 related to the philosophy trademark within the Prestige Segment.
Adjusted Depreciation Expense
In the three months ended March 31, 2026, adjusted depreciation expense of $26.9 and $27.7 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2025, adjusted depreciation expense of $27.1 and $29.2 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended March 31, 2026, net interest expense was $33.7 as compared with $47.9 in the three months ended March 31, 2025. The decrease in interest expense is primarily due to lower average debt balance in the current period as well as lower average interest rates.
OTHER EXPENSE

In the three months ended March 31, 2026, other expense was $53.2 as compared with other expense of $132.3 in the three months ended March 31, 2025. The decrease in Other expense of $79.1 is primarily due to an unfavorable fair market value adjustment of $53.0 in the prior year period related to our equity investment in Wella and lower net losses on forward repurchase contracts of $25.4 compared to the prior year period.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2026 and 2025 was 11.6% and 12.7%, respectively. The decrease in the tax benefit rate was primarily attributable to goodwill impairment in the current period that is not tax deductible.
The effective tax benefit rate of 11.6% for the three months ended March 31, 2026 was lower than the Federal statutory rate of 21% primarily due to goodwill impairment in the current period that is not tax deductible.
The effective tax benefit rate of 12.7% in the three months ended March 31, 2025 was lower than the statutory tax rate of 21% primarily due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
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
Reconciliation of Reported Loss Before Income Taxes to Adjusted (Loss) Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported loss before income taxes	$(458.9)	$(53.2)	11.6%	$(460.6)	$(58.4)	12.7%
Adjustments to reported operating income (a)	444.4			428.3
Realized/unrealized loss on investment in Wella Company (c)	—			53.0
Other adjustments (d)	(1.1)			0.8
Total Adjustments (b)	443.3	57.3		482.1	64.6
Adjusted (loss) income before income taxes	$(15.6)	$4.1	(26.3)%	$21.5	$6.2	28.8%

(a)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. The total tax impact on adjustments in the prior period includes a tax benefit of $10.0 on the resolution of uncertain tax positions associated with the Company’s exit from Russia in fiscal 2022.
(c)For the three months ended March 31, 2025, this primarily represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the three months ended March 31, 2026, this primarily represents recovery of previously written-off non-income tax credits. For the three months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment.
The adjusted effective tax rate was (26.3)% for the three months ended March 31, 2026 compared to 28.8% for the three months ended March 31, 2025. The difference is primarily due to a tax recovery benefit in Brazil recognized in the prior period.

NET LOSS ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $408.1 in the three months ended March 31, 2026 as compared to net loss of $405.7 in the three months ended March 31, 2025. The net loss was primarily driven by the higher asset impairment charges of $150.0, lower gross profit of $40.5, and an increase in amortization expense of $28.6, partially offset by lower other expense of $79.1, decrease in restructuring costs of $77.0, a decrease in selling, general, and administrative expenses of $50.5, and lower interest expense of $14.2 in the current period.
We believe that adjusted net (loss) income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2026	2025	Change %
Net loss attributable to Coty Inc.	$(408.1)	$(405.7)	(1)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net loss attributable to common stockholders	$(411.4)	$(409.0)	(1)%
% of net revenues	(32.1)%	(31.5)%
Adjustments to reported operating income (b)	444.4	428.3	4%
Realized/unrealized loss on investment in Wella Company (c)	—	53.0	(100)%
Adjustment to other expense (d)	(1.1)	0.8	<(100%)
Adjustments to noncontrolling interests (e)	(1.8)	(1.7)	(6)%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(57.3)	(64.6)	11%
Adjusted net (loss) income attributable to Coty Inc.	$(27.2)	$6.8	<(100%)
% of net revenues	(2.1)%	0.5%
Per Share Data
Adjusted weighted-average common shares
Basic	879.9	872.1
Diluted (a)	879.9	875.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$(0.03)	$0.01
Diluted (a)	$(0.03)	$0.01

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended March 31, 2026 and 2025, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses for contracts with the option to settle in shares or cash of $40.7 and $60.1, respectively. For the three months ended March 31, 2026 and 2025, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) was anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3, respectively.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc."
(c)For the three months ended March 31, 2025, this represents unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the three months ended March 31, 2026, this primarily represents recovery of previously written-off non-income tax credits. For the three months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

NINE MONTHS ENDED MARCH 31, 2026 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2025
NET REVENUES
In the nine months ended March 31, 2026, net revenues decreased 2%, or $103.1, to $4,537.4 from $4,640.5 in the nine months ended March 31, 2025, reflecting a decrease in unit volume of 6% (primarily due to color cosmetics from Covergirl as a result of negative market trends in the United States and body care brands in Brazil), partially offset by a positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro). The overall decrease in net revenues reflects declines within both Consumer Beauty and Prestige. Declines within Consumer Beauty are primarily driven by negative market trends in color cosmetics in the United States and in some European markets. The decline can also be attributed to mass body care in Brazil — primarily due to competitive pricing action in the Brazilian deodorant market. Declines in Prestige are primarily driven by Prestige fragrances as a result of reduced distribution in certain sales channels. These declines were partially offset by growth in our Prestige cosmetic and mass skincare categories. Net revenues declined across all regions despite growth in Asia travel retail. Improvements in digital and e-commerce channel sales partially offset the overall decrease in net revenues.
Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
NET REVENUES
Prestige	$3,034.0	$3,059.6	(1)%
Consumer Beauty	1,503.4	1,580.9	(5)%
Total	$4,537.4	$4,640.5	(2)%
Prestige
In the nine months ended March 31, 2026, net revenues from the Prestige segment decreased 1%, or $25.6, to $3,034.0 from $3,059.6 in the nine months ended March 31, 2025, reflecting a decrease in unit volume of 4% (primarily due to negative performance for Prestige fragrance brands), and a negative price and mix impact of 1%, partially offset by a positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Euro). The decrease in net revenues primarily reflects:
•Prestige fragrance sales declined by $37.0 million, primarily due to a decrease in net sales of Hugo Boss existing brand lines and decreases in Davidoff and Calvin Klein as a result of reduced distribution in certain sales channels. The category sales decline was partially offset by strong performance from Gucci, mainly due to successful innovations such as Gucci Flora Gorgeous Gardenia Intense, and by Kylie fragrances, which benefited from successful innovations in both the current and prior year.
This decrease was partially offset by:
•Prestige cosmetic sales growth of $10.5, primarily due to strong growth of Burberry makeup, particularly in Asia; and
•Prestige skincare sales growth of $0.9.
Consumer Beauty
In the nine months ended March 31, 2026, net revenues from the Consumer Beauty segment decreased 5%, or $77.5, to $1,503.4 from $1,580.9 in the nine months ended March 31, 2025, reflecting a decrease in unit volume of 6% (primarily due to negative performance of color cosmetics and body care) and a negative price and mix impact of 3% (primarily driven by mass fragrance), partially offset by a positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro). The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $39.9, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Covergirl and Rimmel. Negative market trends for color cosmetics in several European markets also impacted net revenues from Max Factor, Bourjois, and Rimmel;
•Mass fragrance sales decline of $33.2, primarily due to lower net sales from Nautica in the U.S. and across Asia and the expiration of a license agreement; and
•Mass body care sales declines of $13.0, primarily due to declines in sales volumes from adidas in Europe and Monange in Brazil due to competitive pricing action in the deodorant market.

These decreases were partially offset by:
•Mass skincare sales growth of $8.6.

COST OF SALES
In the nine months ended March 31, 2026, cost of sales increased 4%, or $58.8, to $1,658.1 from $1,599.3 in the nine months ended March 31, 2025. Cost of sales as a percentage of net revenues increased to 36.5% in the nine months ended March 31, 2026 from 34.5% in the nine months ended March 31, 2025 resulting in a gross margin decrease of approximately 200 basis points primarily reflecting:
(i)approximately 110 basis points related to an increase in manufacturing and material costs as a percentage of net revenues,
(ii)approximately 60 basis points related to increased freight costs as a percentage of net revenues, primarily driven by the impact of tariffs,
(iii)approximately 30 basis points increase related to excess and obsolescence costs, as a percentage of net revenues; and
(iv)approximately 10 basis points related to increased designer license fees as a percentage of net revenues.
Gross margin was negatively impacted by higher discounts and promotions in the current period which reduced net revenue. Although we achieved improvements in manufacturing efficiency, productivity, and procurement cost optimization, these benefits are offset by the impact of the reduced net revenue base.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2026, selling, general and administrative expenses decreased 1%, or $19.8, to $2,363.0 from $2,382.8 in the nine months ended March 31, 2025. Selling, general and administrative expenses as a percentage of net revenues increased to 52.1% in the nine months ended March 31, 2026 from 51.3% in the nine months ended March 31, 2025, or approximately 80 basis points. This increase was primarily due to:
(i)100 basis points due to an increase in administrative expenses as a percentage of net revenues, which includes an increase in discretionary compensation for employees.
(ii)70 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues;
(iii)60 basis points due to an increase in operational accruals a percentage of net revenues; and
(iv)30 basis points due to an early license termination as a percentage of net revenues.
These decreases were partially offset by:
(v)150 basis points due to the loss on the termination of the KKW Collaboration Agreement in the prior period.
OPERATING INCOME
In the nine months ended March 31, 2026, operating loss was $38.8 compared to income of $225.6 in the nine months ended March 31, 2025. Operating loss margin as a percentage of net revenues decreased to 0.9% in the nine months ended March 31, 2026 as compared to an operating income margin of 4.9% in the nine months ended March 31, 2025. The decrease in operating margin is largely driven by an increase in asset impairment charges (approximately 340 basis points), an increase in cost of goods sold (approximately 210 basis points), an increase in amortization expense as a percentage of net revenues (approximately 110 basis points), an increase in fixed costs as a percentage of net revenues (approximately 90 basis points), and an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 70 basis points), partially offset by a decrease in restructuring costs as a percentage of net revenue (approximately 160 basis points) and a decrease in other operating income as a percentage of net revenue (approximately 70 basis points).
Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
Operating income (loss)
Prestige	$449.2	$542.5	(17)%
Consumer Beauty	(412.7)	(111.4)	<(100%)
Corporate	(75.3)	(205.5)	63%
Total	$(38.8)	$225.6	<(100%)

Prestige
In the nine months ended March 31, 2026, operating income for Prestige was $449.2 compared to income of $542.5 in the nine months ended March 31, 2025. Operating margin decreased to 14.8% of net revenues in the nine months ended March 31, 2026 as compared to 17.7% in the nine months ended March 31, 2025, driven primarily by increased amortization expense as a percentage of net revenues (approximately 160 basis points); higher cost of goods sold as a percentage of net revenues (approximately 120 basis points) driven by higher manufacturing and freight expense as a percentage of revenue and impacted by higher discounts and promotions during the current period; and increased advertising and consumer promotional expense as a percentage of net revenues (approximately 90 basis points). These factors were partially offset by lower asset impairment charges as a percentage of revenue (approximately 140 basis points).
Consumer Beauty
In the nine months ended March 31, 2026, operating loss for Consumer Beauty was $412.7 compared to loss of $111.4 in the nine months ended March 31, 2025. Operating loss margin decreased to 27.5% of net revenues in the nine months ended March 31, 2026 as compared to an operating loss margin of 7.0% in the nine months ended March 31, 2025, driven by higher asset impairment charges as a percentage of revenue (approximately 1,340 basis points); higher cost of goods sold as a percentage of revenues (approximately 420 basis points) driven by higher manufacturing freight and obsolescence expenses as a percentage of revenue and impacted by higher discounts and promotions during the current year period; an increase in other operating expenses as a percentage of net revenues (approximately 140 basis points); and an increase in fixed costs as a percentage of net revenues (approximately 120 basis points).
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2026, the operating loss for Corporate was $75.3 compared to a loss of $205.5 in the nine months ended March 31, 2025, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a $74.0 decrease in restructuring and other business realignment costs, a loss on the termination of the KKW Collaboration Agreement in the prior period of $71.0, and a $5.3 decrease in stock-based compensation.
Adjusted Operating Income by Segment
We believe that Adjusted Operating Income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating Income is presented below, by segment:

	Nine Months Ended March 31, 2026
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	449.2	$160.4	$609.6
Consumer Beauty	(412.7)	390.3	(22.4)
Corporate	(75.3)	75.3	—
Total	$(38.8)	$626.0	$587.2

	Nine Months Ended March 31, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	542.5	$156.0	$698.5
Consumer Beauty	(111.4)	198.1	86.7
Corporate	(205.5)	205.5	—
Total	$225.6	$559.6	$785.2

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
Net Loss, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
Net loss	$(447.9)	$(280.9)	(59)%
Net loss margin	(9.9)%	(6.1)%
(Benefit) Provision for income taxes	(72.5)	9.6	<(100%)
Loss before income taxes	$(520.4)	$(271.3)	(92)%
Interest expense, net	121.7	164.1	(26)%
Other expense, net	359.9	332.8	8%
Reported operating (loss) income	$(38.8)	$225.6	<(100%)
Reported operating income margin	(0.9)%	4.9%
Amortization expense	187.9	141.3	33%
Restructuring and other business realignment costs	16.6	90.6	(82)%
Stock-based compensation	39.3	44.6	(12)%
Early license termination and market exit costs	19.4	70.3	(72)%
Asset impairment charges	362.8	212.8	70%
Total adjustments to reported operating income	$626.0	$559.6	12%
Adjusted operating income	$587.2	$785.2	(25)%
Adjusted operating income margin	12.9%	16.9%
Adjusted depreciation	166.1	169.8	(2)%
Adjusted EBITDA	$753.3	$955.0	(21)%
Adjusted EBITDA margin	16.6%	20.6%
In the nine months ended March 31, 2026, adjusted operating income decreased $198.0, to $587.2 from $785.2 in the nine months ended March 31, 2025. Adjusted operating margin decreased to 12.9% of net revenues in the nine months ended March 31, 2026 from 16.9% in the nine months ended March 31, 2025. In the nine months ended March 31, 2026, adjusted EBITDA decreased $201.7 to $753.3 from $955.0 in the nine months ended March 31, 2025. Adjusted EBITDA margin decreased to 16.6% of net revenues in the nine months ended March 31, 2026 from 20.6% in the nine months ended March 31, 2025.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
Reported operating income	449.2	542.5	(17)%
Reported operating income margin	14.8%	17.7%
Amortization expense	160.4	113.1	42%
Asset impairment charges	—	42.9	(100)%
Total adjustments to reported operating income	$160.4	$156.0	3%
Adjusted operating income	$609.6	$698.5	(13)%
Adjusted operating income margin	20.1%	22.8%
Adjusted depreciation	83.5	83.2	—%
Adjusted EBITDA	$693.1	$781.7	(11)%
Adjusted EBITDA margin	22.8%	25.5%
Operating Loss, Adjusted Operating (Loss) Income and Adjusted EBITDA - Consumer Beauty Segment

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
Reported operating loss	(412.7)	(111.4)	<(100%)
Reported operating loss margin	(27.5)%	(7.0)%
Amortization expense	27.5	28.2	(2)%
Asset impairment charges	362.8	169.9	>100%
Total adjustments to reported operating income	$390.3	$198.1	97%
Adjusted operating (loss) income	$(22.4)	$86.7	<(100%)
Adjusted operating (loss) income margin	(1.5)%	5.5%
Adjusted depreciation	82.6	86.6	(5)%
Adjusted EBITDA	$60.2	$173.3	(65)%
Adjusted EBITDA margin	4.0%	11.0%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
Reported operating loss	$(75.3)	$(205.5)	63%
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	16.6	90.6	(82)%
Stock-based compensation	39.3	44.6	(12)%
Early license termination and market exit costs	19.4	70.3	(72)%
Total adjustments to reported operating income	$75.3	$205.5	(63)%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A
Amortization Expense
In the nine months ended March 31, 2026, amortization expense increased to $187.9 from $141.3 in the nine months ended March 31, 2025. The increase was primarily driven by accelerated amortization related to a brand license, partially offset by completed amortization term for certain license agreements and the termination of the KKW Collaboration Agreement in the previous fiscal year. In the nine months ended March 31, 2026, amortization expense of $160.4 and $27.5 was reported in the

Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2025, amortization expense of $113.1 and $28.2 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred approximately $23.0 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan as of March 31, 2026, which have been recorded in Corporate.
In the nine months ended March 31, 2026, we incurred restructuring and other business structure realignment costs of $16.6 as follows:
•We incurred restructuring costs of $4.4, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $12.2 which is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In the nine months ended March 31, 2025, we incurred restructuring and other business structure realignment costs of $90.6, as follows:
•We incurred restructuring costs of $78.7, of which $74.4 related to the Fixed Cost Reduction Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $11.9 which is reported in Selling, general and administrative expenses and cost of sales, primarily related to the Fixed Cost Reduction Plan.
Stock-based compensation
In the nine months ended March 31, 2026, stock-based compensation was $39.3 as compared with $44.6 in the nine months ended March 31, 2025.
Early License Termination
In the nine months ended March 31, 2026, we incurred costs related to the early termination of a license of $19.7, of which $6.7 is reported in costs of sales, and $13.0 is reported in selling, general and administrative expenses.

In the nine months ended March 31, 2025, we incurred a net loss of $71.0 related to the loss on the termination of the KKW Collaboration Agreement and recognized a gain of $(0.7) related to our decision to wind down our business in Russia.
Asset Impairment Charges
In the nine months ended March 31, 2026, we incurred $362.8 of asset impairment charges of which $237.1 related to goodwill within the Consumer Beauty segment, and $50.6, $48.5, $22.5, $4.1 related to the CoverGirl, Sally Hansen, Max Factor, and Bourjois trademarks, respectively, within the Consumer Beauty Segment.
In the nine months ended March 31, 2025, we incurred $212.8 of asset impairment charges of which $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks, respectively, totaling $169.9 within the Consumer Beauty segment and $42.9 related to the philosophy trademark within the Prestige Segment.
Adjusted Depreciation Expense
In the nine months ended March 31, 2026, adjusted depreciation expense of $83.5 and $82.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2025, adjusted depreciation expense of $83.2 and $86.6 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2026, net interest expense was $121.7 as compared with $164.1 in the nine months ended March 31, 2025. This decrease is primarily due to lower average debt balance in the current period, foreign exchange gains as compared to losses in the prior year, as well as lower average interest rates.
OTHER EXPENSE
In the nine months ended March 31, 2026, other expense was $359.9 as compared to other expense of $332.8 in the nine months ended March 31, 2025. The increase in Other expense of $27.1 is primarily due to a net loss on sale of equity investments of $201.9, partially offset by lower net losses on forward repurchase contracts of $108.5 and an equity investment related fair market value adjustment of $85.0 in the prior year period that did not repeat in the current period.

INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2026 and 2025 was 13.9% and (3.5)%, respectively. The increase in the tax benefit rate is primarily attributable to the Company’s sale of its remaining interest in Rainbow JVCO LTD and subsidiaries (together, “Wella” or “Wella Company”).

The effective tax benefit rate of 13.9% for the nine months ended March 31, 2026 was lower than the statutory tax rate of 21% primarily due to goodwill impairment in the current period that is not tax deductible partially offset by the benefit recognized on the Company’s sale of its remaining interest in Wella and the release of uncertain tax positions.

The effective tax benefit rate of (3.5)% for the nine months ended March 31, 2025 was lower than the statutory tax rate of 21% due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2026			Nine Months Ended March 31, 2025
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(520.4)	$(72.5)	13.9%	$(271.3)	$9.6	(3.5)%
Other adjustments to reported operating income (a)	626.0			559.6
Realized/unrealized loss on investment in Wella Company (c)	200.9			85.0
Other adjustments (d)	(1.8)			0.4
Total Adjustments (b)	825.1	147.7		645.0	97.2
Adjusted income before income taxes	$304.7	$75.2	24.7%	$373.7	$106.8	28.6%

(a)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. The total tax impact on adjustments in the prior period includes a tax benefit of $10.0 on the resolution of uncertain tax positions associated with the Company’s exit from Russia in fiscal 2022.
(c)For the nine months ended March 31, 2026, this primarily represents the realized loss on the sale of the investment in Wella. For the nine months ended March 31, 2025, this primarily represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the nine months ended March 31, 2026, this primarily represents recovery of previously written-off non-income tax credits. For the nine months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment.
The adjusted effective tax rate was 24.7% for the nine months ended March 31, 2026 compared to 28.6% for the nine months ended March 31, 2025. The difference is primarily due to a higher limitation on the deductibility of interest expense in the prior period.

NET LOSS ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $463.8 in the nine months ended March 31, 2026, as compared to net loss of $299.1 in the nine months ended March 31, 2025. This increase in net loss was primarily driven by the realized loss on the sale of Wella of $200.9, lower gross profit of $161.9, an increase in asset impairment charges of $150.0, and an increase in amortization $46.6, partially offset by an increase in benefit for income taxes of $82.1, lower restructuring costs of $74.3, lower interest expense of $42.4, and a decrease in selling, general, and administrative expense of $19.8.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2026	2025	Change %
Net loss attributable to Coty Inc.	(463.8)	(299.1)	(55)%
Convertible Series B Preferred Stock dividends (a)	(9.9)	(9.9)	—%
Reported net loss attributable to common stockholders	(473.7)	(309.0)	(53)%
% of net revenues	(10.4)%	(6.7)%
Adjustments to reported operating income (b)	626.0	559.6	12%
Realized/unrealized loss on investment in Wella Company (c)	200.9	85.0	>100%
Adjustment to other expense (d)	(1.8)	0.4	<(100%)
Adjustments to noncontrolling interests (e)	(5.2)	(5.1)	(2)%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(147.7)	(97.2)	(52)%
Adjusted net income attributable to Coty Inc.	198.5	233.7	(15)%
% of net revenues	4.4%	5.0%
Per Share Data
Adjusted weighted-average common shares
Basic	876.5	870.4
Diluted (a)	878.7	875.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.23	$0.27
Diluted (a)	$0.23	$0.27

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the nine months ended March 31, 2026 and 2025, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be antidilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $105.8 and $188.9, respectively. For the nine months ended March 31, 2026 and 2025, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $9.9, respectively.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(c)For the nine months ended March 31, 2026, this primarily represents the realized loss on the sale of the investment in Wella. For the nine months ended March 31, 2025, this represents unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the nine months ended March 31, 2026, this primarily represents recovery of previously written-off non-income tax credits. For the nine months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

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
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We currently estimate that our operating results will be impacted by approximately $32.0 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $30.0 is expected to be reflected in our fiscal 2026 operating results, with the remaining amount of approximately $2.0 expected to be reflected in the first quarter of fiscal 2027. In the first nine months of fiscal 2026, approximately $23.0 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

On February 20, 2026, the U.S. Supreme Court issued a decision addressing the scope of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government and may be subject to further legal and regulatory developments. Following the U.S. Supreme Court ruling, an executive order was issued imposing a new global tariff, in addition to any existing non-IEEPA tariffs. The Company is actively pursuing refund recovery activities related to IEEPA tariffs.

In fiscal 2025, we announced a plan to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027. We incurred approximately $23.0 of cash costs life-to-date as of March 31, 2026, which have been recorded in Corporate.

Debt Financing
We have been actively taking steps to reduce our leverage and optimize the maturity profile of our debt. As part of these ongoing efforts, we plan to continue pursuing opportunities, which may include refinancing existing debt, issuing new notes, and redeeming or repurchasing outstanding debt with near-term maturities, from time to time as market conditions permit.
On April 15, 2026, we repaid €250.0 million (approximately $294.7) of the remaining 2026 Euro Senior Secured Notes using proceeds from the 2023 Coty Revolving Credit Facility.
On December 18, 2025, we completed the sale of our remaining 25.84% equity interest in Wella to an entity affiliated with KKR. We received $750.0 million in cash consideration. On December 30, 2025, we used proceeds from the sale of the Wella investment to redeem €500.0 million (approximately $588.9) of the 2028 Euro Senior Secured Notes. The 2028 Euro Senior Secured Notes were redeemed at a price in excess of their carrying amount, resulting in a premium on redemption of €14.4 million (approximately $16.9).

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
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our non-revolving credit facility long-term debt outstanding as of March 31, 2026 is fixed rate debt.

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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $208.7.
Reductions in the price of Coty’s Class A Common Stock during the nine months ended March 31, 2026 triggered additional payments under our remaining forward repurchase contracts. During the nine months ended March 31, 2026, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, $10.1 in December 2025, $50.3 in February 2026, and $66.4 in March 2026. This resulted in a downward adjustment to the initial price at acquisition for these forward repurchase contracts. Future reductions in the price of Coty’s Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts.
See Footnote 13—Equity for additional information on the Company's forward repurchase contracts.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $189.6 and $211.8 as of March 31, 2026 and June 30, 2025, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,083.7 and $1,148.9 during the nine months ended March 31, 2026 and 2025, respectively.

Cash Flows

	Nine Months Ended March 31,
	2026	2025
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$421.8	$409.4
Net cash provided by (used in) investing activities	613.1	(80.1)
Net cash used in financing activities	(1,036.0)	(384.1)
Net cash provided by operating activities
Net cash provided by operating activities was $421.8 and $409.4 for the nine months ended March 31, 2026 and 2025, respectively. The increase in cash provided by operating activities of $12.4 was primarily driven by a net inflow from changes in working capital accounts, partially offset by lower cash-related net income year-over-year. The net inflow from changes in working capital was mainly due to a decrease in discretionary compensation payments and a shift in timing of net revenues driving the year-over-year fluctuation in trade receivables.

Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $613.1 and $(80.1) for the nine months ended March 31, 2026 and 2025, respectively. The decrease in cash used in investing activities of $693.2 was primarily driven by the $750.0 proceeds in the current year from the sale of our remaining equity investment in Wella, compared to $74.0 cash proceeds in the prior year related to the sale of the 20% KKW Holdings equity investment and related assets. Lower capital expenditures, mainly for computer-related software and marketing furniture, also contributed to the decrease in cash used for investing activities year-over-year. This was partially offset by lower cash collections of contingent consideration related to the sale of a discontinued business.
Net cash used in financing activities
Net cash used in financing activities during the nine months ended March 31, 2026 and 2025 was $1,036.0 and $384.1, respectively. The increase in cash used in financing activities of $651.9 was driven by debt-related activities, which reflected higher repayments under the Company's revolving credit facility and higher net repayments of Senior Secured Notes using proceeds from the issuance of a new Senior Note and proceeds from the sale of the equity investment in Wella. In addition, cash used in financing activities increased due to higher payments for deferred financing fees, which included a payment for a premium on bond settlement in the current year. Net proceeds from realized gains on foreign currency contracts compared to net repayments in the prior year and lower payments associated with forward repurchase contracts partially offset the overall increase in cash used in financing activities.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$1,094.8 million (approximately $208.4) as of March 31, 2026.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.8 and $3.1 and bank guarantees of $17.2 and $16.0 as of March 31, 2026 and June 30, 2025, respectively.

Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2025 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2025 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the nine months ended March 31, 2026, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of March 31, 2026, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2025 Form 10-K, except as noted below for Goodwill and Other Intangible Assets. During the quarter ended December 31, 2025, the Company sold its equity investment in Wella that had previously been accounted for under the fair value option. As a result of this disposition, the Company no longer holds any equity investments that require significant judgment in determining fair value. Accordingly, Equity Investments are no longer considered a critical accounting policy after December 31, 2025.

Goodwill
Approach
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

In addition, the Company considers the relationship between its market capitalization and the estimated fair values of its reporting units when evaluating potential indicators of goodwill impairment, including periods of sustained declines in its stock price. We evaluate the totality of events and circumstances when monitoring our reporting units for triggering events or other signs of impairment. These factors include adverse changes in the economic environment, industry and market conditions, disruptions to our business, significant declines in the operating results of the Company’s reporting units, changes in forecasts or other key assumptions.
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
Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for advice. To determine the fair value of the reporting units, we use either a combination of the income and market approaches or solely the income approach, when the market approach is less representative of fair value. We believe either the blended approach or the income approach are indicative of the factors a market participant would consider when performing a similar valuation.
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
The key estimates and factors used in these approaches include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. We would calculate an impairment charge as the difference between the reporting unit’s carrying value and fair value. Such charge could have a material effect on the Condensed Consolidated Statements of Operations and Balance Sheets.
Results
Based on comparisons of concluded enterprise value to market based enterprise value derived from market capitalization performed as part of the May 1, 2025 annual impairment test, the Company determined that the implied control premium remained within a reasonable market range of 10% - 20%, as observed in comparable industry transactions. However, during the third quarter of fiscal 2026, the Company’s stock price experienced a further decline, resulting in a decrease in market capitalization. In addition, the Company experienced overall sales declines within Consumer Beauty, particularly in mass fragrance and color cosmetics in the United States and Europe, which led to revisions to internal forecasts for Consumer Beauty.
Based on the totality of the facts and circumstances evaluated above, the Company concluded that it was more likely than not that the fair values of its reporting units were below the carrying amounts as of March 31, 2026. Therefore, we performed an interim quantitative impairment test.
Based on the impairment test performed as of March 31, 2026, the fair value of the Prestige reporting unit exceeded its carrying value by 3.7%. To determine the fair value of the Prestige reporting unit, we have used annual revenue growth rates of up to 6.0%, and a discount rate of 11.75%. The fair value of the Prestige reporting unit would fall below its carrying value if the annual revenue declined 160 basis points, or the discount rate increased by 75 basis points.
For the Consumer Beauty reporting unit, the Company determined that its carrying value exceeded its estimated fair value, resulting in an asset impairment charge of $237.1 relating to goodwill. The fair value of the Consumer Beauty reporting unit was adversely affected by negative market trends that continued in the third quarter of 2026, namely in the color cosmetics category in the United States and Europe, which negatively affected net revenues from Covergirl and Sally Hansen, as well as in several European markets, which negatively affected net revenues from Max Factor and Bourjois.
To determine the fair value of our Consumer Beauty reporting unit, we used annual revenue growth rates of up to 2.4% and a discount rate of 11.50%. As the Consumer Beauty reporting unit was impaired, it has a 0% excess and as such, further material negative trends in its actual and expected business performance or an increase in the discount rate may result in further impairments. If the annual revenue declined 25 basis points it may cause an additional impairment of $35.0. If the discount rate increased by 25 basis points, it may cause an additional impairment of $43.0.
Some of the inherent estimates and assumptions used in determining fair value of goodwill are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the negative market trends in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions and the potential financial impact on the Company’s business, there can be no assurance that the Company's estimates and assumptions regarding the macroeconomic factors made for purposes of the goodwill interim impairment testing performed during the third quarter of our 2026 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of goodwill, it is possible changes could occur due to other market conditions or changes in our discount rates. The Company will continue to monitor its goodwill for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, or significant declines in operating results of the Company’s reporting units. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future, it is reasonably likely the Company will be required to record impairment charges in the future.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $628.7 as of March 31, 2026, and is comprised of trademarks for the following brands: CoverGirl of $215.8, Sally Hansen of $114.1, Max Factor of $41.9, Bourjois of $8.2, Philosophy $85.2, and other brands totaling $163.5.
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
Results
As noted above, the Company was adversely impacted by sales declines within mass fragrance and color cosmetics, particularly within the United States and Europe. As a result, the Company determined that an interim impairment measurement for certain other intangible assets was warranted as of March 31, 2026.
The interim impairment test of indefinite-lived intangible assets resulted in the carrying values of certain trademarks exceeding their estimated fair values. Accordingly, we recorded an impairment charge of $125.7 for the three and nine months ended March 31, 2026 to reflect such intangible assets at their estimated fair values. These impairments related to the CoverGirl ($50.6), Sally Hansen ($48.5), Max Factor ($22.5) and Bourjois ($4.1) trademarks within the Consumer Beauty segment. We determined the fair value of the Philosophy trademark, which is in the Prestige segment, exceeded its carrying value by 18.1% and as such, no impairment was recorded.
The fair value of the CoverGirl trademark fell below its carrying value using annual growth rates of up to 2.0% and a discount rate of 13.2%. The fair value of the Sally Hansen trademark fell below its carrying value using annual revenue growth rates of up to 2.0% and a discount rate of 12.5%. The fair value of the Max Factor trademark fell below its carrying value using annual revenue growth rates of up to 2.0% and a discount rate of 15.3%. The fair value of the Bourjois trademark fell below its carrying value using annual revenue growth rates of up to 2.0% and a discount rate of 21.2%.
As a result of the impairment charges recorded during the three and nine months ended March 31, 2026, the affected trademarks no longer have excess fair value over carrying value. Consequently, adverse changes in key valuation assumptions, including annual revenue growth rates or the discount rate, could result in additional impairment charges. For instance, with regard to the CoverGirl trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of $2.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $9.0. With regards to the Sally Hansen trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of $1.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $5.0. With regards to the Max Factor trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of less than $1.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $1.0. With regards to the Bourjois trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of less than $1.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of less than $1.0.
To determine the fair value of Philosophy, we have used annual revenue growth rates of up to 6.6%, and a discount rate of 12.75%. The fair value of Philosophy would fall below its carrying value if the annual revenue declined 1,600 basis points, or the discount rate increased by 200 basis points.
Some of the inherent estimates and assumptions used in determining fair value of the indefinite-lived other intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the negative market trends in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions and the potential financial impact on the Company’s business, there can be no assurance that the Company's estimates and assumptions regarding the macroeconomic factors made for purposes of the indefinite-lived intangible asset interim impairment testing performed during the third quarter of our 2026 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the other indefinite-lived intangible assets, it is possible changes could occur. Regarding the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its indefinite-lived trademarks for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s trademarks. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future, it is reasonably likely the Company will be required to record impairment charges in the future.
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
Our management, with the participation of our interim Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2026.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Restricted Stock Unit Award Terms and Conditions for Markus Strobel †
10.2	Form of Stock Option Award Terms and Conditions for Markus Strobel †
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: May 5, 2026	By:	/s/Markus Strobel
Name: Markus Strobel
Title: Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)