Form 10-K
period 2026-06-30
COTY INC.
filed 2026-08-20
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2025, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $1.1 billion based on the number of shares held by non-affiliates as of December 31, 2025 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2025.

At August 12, 2026, 880,686,464 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities, as well as the Company’s expectations for the timing, scope and impact of the exit from the Gucci Beauty license), the Company’s future operations and strategy (including the ongoing refinement and implementation and related impact of its global business strategies), the Company’s plans to evaluate its central organization, manufacturing and asset base, and certain market structures to adjust its scope and size for its future business, the Company’s ongoing and future cost efficiency, optimization and restructuring initiatives and programs (including plans to develop a significant fixed-cost savings plan in connection with the exit from the Gucci Beauty license), the ongoing strategic review of the Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands, the timing and outcome of such strategic review and any transactions related thereto, use of proceeds from any such transactions, expectations and/or plans with respect to joint ventures, the timing and size of any future distribution related to the Wella Distribution Rights (as defined below), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases or investments, plans and expectations with respect to licenses and/or portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for strengthening presence in certain categories, markets and channels, expectations for the impact, costs, timing and outcome of any future divestitures, expectations for synergies, savings, performance, cost, timing and integration of any future acquisitions, expectations for future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true-up” payments in connection with our forward repurchase contracts and plans for the settlement of such contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost and timing of the Company’s ongoing refinement and implementation of its global business strategies (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reduction plans, continued process improvements and supply chain changes), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the war in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, expectations regarding economic conditions in Asia, consumer purchasing trends including in travel retail channels in the region and the related impact on sales, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or the war in the Middle East (including the expected impact of elevated Brent crude oil prices), or due to a change in tariffs or trade policy impacting raw materials), expectations regarding future service levels, inventory levels and excess and obsolescence trends (including as a result of our Coty.Curated framework), the expected impact, cost, timing and implementation of e-commerce and digital initiatives, expectations regarding the expanded use of artificial intelligence (“AI”) and advanced analytics in the Company’s operations and the timing and impact thereof, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our strategic priorities (including leveraging our leadership position and capabilities in global fragrances to fuel strong expansion and strengthen our presence in a limited number of structurally profitable and growing beauty categories and geographic markets at scale), achieve the benefits contemplated by our long-term objectives (including value creation, growth, profitability and debt deleveraging), and compete effectively in the beauty industry, in each case within the expected time frame or at all;
•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including new products in our prestige fragrance and prestige cosmetics portfolios, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media), and our ability to effectively manage our production and inventory levels in response to demand;

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
•future divestitures and the impact thereof on, and future acquisitions, new licenses and joint ventures and the integration thereof with, our business, operations, systems, financial data and culture and the ability to realize synergies, manage supply chain challenges and other business disruptions, reduce costs (including through our cash efficiency initiatives), avoid liabilities and realize potential efficiencies and benefits (including through our restructuring initiatives or current or future fixed-cost savings plans) at the levels and at the costs and within the time frames contemplated or at all;
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
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches, and re-launches and marketing efforts, including in connection with new products in our skincare and prestige cosmetics portfolios;

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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2026” refer to the fiscal year ended June 30, 2026. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Founded in 1904, Coty Inc. is one of the world’s largest beauty companies with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care.
We have been engaged in the process of strategic planning and portfolio assessment designed to position the Company for consistent, profitable growth. In September 2025, we announced a strategic review of the Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands. In January 2026, Markus Strobel was appointed as our Executive Chairman and Interim Chief Executive Officer, and in March 2026, the Company’s Board of Directors appointed five new independent directors. While our long-term objectives remain focused on value creation, growth, profitability, and deleveraging, our Interim CEO continues to conduct a comprehensive review of the business to assess opportunities to enhance performance, strengthen competitive positioning, and improve execution across key areas. We are focused on leveraging our leadership position and capabilities in global fragrances to fuel expansion. We will continue strengthening our presence in a limited number of structurally profitable and growing beauty categories, in growth channels such as e-commerce and the Travel Retail channel, all while continuing to deliver against our key sustainability priorities. We have sharpened our priorities to capitalize on structural tailwinds in the fragrance market, while responding to recent performance challenges. Through our Coty.Curated strategic framework, we are focused on fewer, bigger and better initiatives, greater marketing sufficiency, improved supply reliability, stronger consumer engagement and advocacy, and more productive innovation and portfolio choices. In both Prestige and Consumer Beauty, we are focused on returning to market share growth, accelerating data-driven operations powered by AI, and improving our advocacy capability and execution. We are also evaluating our central organization, manufacturing and asset base, and certain market structures to adjust our scope and size for our future business.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Segments
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Interim Chief Executive Officer as the CODM.
For segment financial information and information about our long-lived assets, see Note 3— Segment Reporting in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio:

Consumer Beauty	Prestige
Adidas	Burberry
David Beckham	Calvin Klein
Bozzano*	Chloe
Bourjois*	Davidoff
Bruno Banani	Escada*
CoverGirl*	Etro
Jovan*	Gucci
LeGer by Lena Gercke	Hugo Boss
Max Factor*	Infiniment Coty Paris*
Mexx	Jil Sander
Monange*	Joop!*
Nautica	Kylie Cosmetics by Kylie Jenner
Paixao*	Lancaster*
Rimmel*	Marc Jacobs
Risque*	philosophy*
Sally Hansen*	Tiffany & Co.
Vera Wang

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
We utilize in-depth brand and market data analytics to develop branding, merchandising and marketing execution strategies to maximize the consumer experience and build a better business. We have implemented artificial intelligence (“AI”) tools to power our media allocation models and support content creation and optimization, including search engine optimization copy generation and translation, to improve efficiency and reach of our marketing campaigns. We are also deploying improvements across touchpoints to drive generative engine optimization, to strengthen our brands’ visibility and recommendations by top AI platforms.
Distribution Channels and Retail Sales
We market, sell and distribute our products in approximately 122 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. We continue to focus on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2026, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments.
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
Supply Chain
During fiscal year 2026, we continued to manufacture and package approximately 81% of our products, primarily in facilities located in the United States, Brazil and various countries in Europe. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safely. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations, as well as initiatives to support our sustainability goals. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 19% of our finished products.
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
We have experienced disruptions in our supply chain from time to time, including in connection with our past restructuring efforts and, more recently due to global supply disruptions, and we work to anticipate and respond to actual and potential disruptions. In light of these challenges, we are continually benchmarking the performance of our supply chain, and we augment our supply base, adjust our distribution networks and manufacturing footprint, enhance our forecasting and planning capabilities and adjust our inventory strategy based upon the changing needs of the business. We have begun to implement advanced digital solutions to streamline and enhance our supply chain operation, including AI and machine learning tools for demand planning, and continue to explore options to further optimize our supply chain operations. We established a global supply chain hub in Barcelona to drive efficiencies to improve service levels, inventory management and carbon impact, and we will continue to evaluate our full manufacturing and sourcing ecosystem to enable the delivery of consistent improvement in costs of goods sold.
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
As of June 30, 2026, we maintained 22 brand licenses. Products representing 48% of our fiscal 2026 net revenues are manufactured and marketed under brands owned by us or under licenses which are effectively perpetual. Products representing 37% of our fiscal 2026 sales are under exclusive license agreements granted to us for use on a worldwide and/or regional basis with a remaining duration spanning from 6 to 24 years. In addition, approximately 66% of our fiscal 2026 net revenues were attributable to our Prestige segment, of which approximately 85% was from our top seven Prestige brands.
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
Our license agreements have an average duration of approximately 24 years. Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. Other than Gucci Beauty, our top seven Prestige licenses have a remaining durations spanning from approximately 6 to 15 years, or perpetual. In July 2026, we agreed to transition the Gucci Beauty license back to Kering one year prior to its originally scheduled expiration, in exchange for cash proceeds. Pursuant to the terms of the Termination Agreement, Coty will continue to operate the Gucci Beauty brand through at least June 30, 2027. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images”.

Human Capital
Workforce. As of June 30, 2026, we had approximately 11,335 employees in over 37 countries. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season.
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
We report annually on our progress towards our sustainability targets through a separate sustainability report, and, due to our dual-listing in France, publish a report in accordance with the E.U. Corporate Sustainability Reporting Directive (“CSRD”). Our sustainability reports and other information on our sustainability initiatives and achievements are available on our website. Changing circumstances, including evolving expectations for sustainability, or changes in standards and the way progress is measured, may lead to adjustments in, or the discontinuation of, our pursuit of certain goals, commitments, or initiatives (see additional discussion in “Forward-looking Statements—Cautionary Note Regarding Sustainability Information”). The content of our sustainability reports and information on our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Governed Beautifully
At Coty, we believe that sustainability needs to be integrated into the business, with each area of impact led by the relevant business functions. The Executive Committee (“EC”) and Senior Leadership Team (“SLT”) are responsible for the development of strategy, targets and driving progress for their respective material topics. The global Sustainability Office develops the transversal sustainability strategy and is responsible for ESG reporting and governance, under the oversight of the Chief Scientific & Sustainability Officer. The Sustainability Office provides formal updates to both the EC and the Board at least once a year. Our Board provides oversight, including through its committees.
The Sustainability Office and our business leaders work to drive change and lead our reporting and due diligence efforts. Our Sustainability Office also works closely with Coty’s brands and external partners to implement, evolve, and communicate Beauty That Lasts.
To enable our sustainability strategy to reflect our impact, the views of our stakeholders, and the risks and opportunities sustainability issues have for our business, in fiscal 2026, we refreshed our double materiality assessment in line with European Sustainability Reporting Standards (“ESRS”) guidance. Our identified material topics will guide our program and inform our future reporting.
Governed Beautifully also means conducting business ethically and responsibly. Our global compliance program, ‘Behave Beautifully,’ is designed to detect and prevent unlawful behavior and promote a culture of ethical business practice. We also expect our suppliers to implement responsible practices and aim to manage any negative environmental, social, or economic impacts through our Code of Conduct for Business Partners, supplier assessments and ethical sourcing practices. In fiscal 2026, we launched our new supplier program, Coty.Allyance, to enable more intentional partnerships with suppliers that support our performance priorities and align with our sustainability standards.
The Beauty of Our Planet
Conserving and protecting the natural environment is a vital part of our responsibility as a business. We are committed to minimizing the environmental impact of our operations.
In fiscal 2026, the Science Based Targets initiative validated Coty’s net-zero commitment for fiscal 2050 under the Net-Zero Standard. This approval confirms that Coty’s near- and long-term goals align with the latest climate science, supporting global efforts to limit warming to 1.5°C. We also updated our near-term Scope 1 and 2 emissions reduction goal and reaffirmed our Scope 3 emissions target.

We continue to focus on the implementation of these targets with the development of operational plans. We are currently implementing our climate strategy focusing on areas: packaging, formula, sourcing, transportation, media, merchandising and the impact of our own operations.
Our products have an important role to play in building a sustainable future for the beauty sector. We are changing the way we design, formulate and manufacture in order to minimize our environmental impact and create innovative products. We continue to assess the carbon impact of our new product launches using an internal scoring methodology.
Packaging contributes to our environmental footprint. We measure our progress against existing packaging targets and implement principles from the Ellen MacArthur Foundation (“EMF”) Network. In fiscal 2026, we also joined the EMF 2030 Plastics Agenda for Business.
Our environmental efforts were recognized in the CPD Climate Change disclosure, with our score upgraded to A from A-, placing Coty on the A-List. We continue to evaluate and modify our processes and activities to further limit our impact on the environment as we implement our sustainability strategy.
The Beauty of Our People
We are committed to playing our part in creating an inclusive business and society and helping to build a beauty industry that respects and protects human rights across the value chain.
We celebrate the beauty of our people and aspire to build a workplace where all employees are welcome and included. We recognize the importance of diverse leadership and perspectives. We are committed to paying equitably for similar roles and performance, regardless of gender, and report our progress in our annual sustainability report.
We continue to focus on the development of our associates to foster their career growth. Our training programs via the Coty Academy are designed to align with business priorities and to enhance essential skills such as personal effectiveness, people management, and leadership.
Additionally, in fiscal 2026 we launched a new Pulse Survey to better understand our teams and rolled out our PowerUp manager training and Supercharge Coty with AI programs.
Our global Health and Safety Policy governs the management of work-related health and safety risks across all our manufacturing and distribution sites, including corporate offices. Consumer safety is a top priority, with our Product and Ingredient Policy outlining the standards and procedures we follow when selecting ingredients and materials for usage in our products.
Our impact on people reaches across our entire value chain. Our Sustainable Sourcing program focuses on managing our supply chain responsibly through diligent attention to raw materials that may pose the highest potential human rights risks.
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
We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship, and environmental protection, including those relating to GHG emissions, discharges to land and surface waters, deforestation and land use, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. However, environmental and social responsibility laws and regulations have tended to become increasingly stringent which has increased our compliance costs and, to the extent regulatory changes occur in the future, they could result in, among other things, increased costs and risks of non-compliance for us. Due to our dual-listing structure, certain of our E.U. and non-E.U. entities will be subject to new sustainability-related laws being implemented by E.U. policymakers and member states. In particular, certain of our E.U. and non-E.U. entities are subject to the extensive disclosure requirements of the CSRD, which has entailed, and will continue to entail, significant compliance efforts and costs. Regulators increased focus on climate change and other sustainability issues may lead to more scrutiny by investors and other stakeholders in Europe. We continuously assess our compliance obligations and the impact the European Union Deforestation Regulation (“EUDR”) will have on our business as it requires due diligence on our value chain to ensure covered commodities and related products do not contribute to global deforestation and forest degradation. In addition, the E.U.’s Corporate Sustainability Due Diligence Directive (“CSDDD”), expected to apply from 2027, may subject certain of our E.U. and non-E.U. entities to engage in additional due diligence obligations and governance requirements with respect to their own operations and “chain(s) of activities,” as promulgated, and activities of their external suppliers in their upstream value chain. In the U.S., certain states, such as California, have proposed and adopted legislation relating to corporate climate disclosures, chemical disclosure and other requirements related to the content of our products. For more information, see “Risk Factors—Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition and results of operations.”
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

Item 1A. Risk Factors.
You should consider the following risks and uncertainties and all of the other information in this Annual Report on Form 10-K and our other filings in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Our business and financial results may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, may be materially and adversely affected. When used in this discussion, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation and the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
•Our success depends on our ability to refine and achieve our global business strategies.
•Potential divestitures, and any retained liabilities from such sold businesses, could negatively impact our business and financial results.
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
•A disruption in our manufacturing, distribution, logistics or other operations could adversely affect our business.
•Volatility in the cost or availability of raw materials, packaging, transportation and other inputs, or disruptions involving our suppliers, could adversely affect our business.
•We outsource a number of functions to third-party service providers, and any failure to perform or other disruptions or delays at our third-party service providers could adversely impact our business, our results of operations or our financial condition.
•Evolving supply chain diligence, sourcing, packaging and product-related requirements could increase our costs, restrict sales of our products or adversely affect our reputation.
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
•We use AI in our business, and challenges with properly governing, managing or monitoring its use could result in harm to our brands, reputation, business, operations or customers.
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
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels and advances in technology such as AI, direct-to-consumer channels, new “disruptor” trendy brands and celebrity and influencer-backed beauty companies that have garnered significant followings. Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition, distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.
Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms, including leveraging data analytics, AI and machine learning, and innovative in-store activations. Furthermore, e‑commerce and the online retail industry is characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices and evolving regulatory regimes, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e‑commerce, may adversely affect our business, prospects, financial condition and results of operations.
Significant consolidation in the retail industry has occurred during the last several years, including through reorganizations, restructurings, bankruptcies and ownership changes. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, fewer key retailers that control an increasing percentage of retail locations, which trend may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. We generally do not have long-term sales contracts or other sales assurances with our retail customers. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. We have been and may continue to be negatively affected by changes in the policies or practices of our customers, such as inventory destocking, automated fulfillment requirements, AI-aided category pricing pressures and algorithms, limitations on access to shelf space (including the digital shelf), delisting of our products, or sustainability, supply chain or packaging standards or initiatives. We may not be successful in adapting or effectively reacting to the rapidly changing retail landscape, changes in consumer behavior, preferences or purchasing patterns.
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
We have made changes and may continue to change our process for the continuous development and evaluation of new product concepts. In addition, each new product launch carries risks. For example, we may incur costs exceeding our expectations, our advertising, promotional and marketing strategies may be less effective than planned or customer purchases or consumer sell-out may not be as high as anticipated, due to lack of acceptance of the products themselves, their price, or limited effectiveness of our marketing strategies. In addition, we may experience a decrease in sales of certain of our existing products as a result of consumer preferences shifting to our newly-launched products or to the products of our competitors as a result of unsuccessful or unpopular product launches harming our brands. Also, initially successful launches may not be sustained. Any of these could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we entered into a strategic partnership with Kylie Jenner, a digital-native beauty business and we are continuing our expansion in prestige cosmetics. The success of product launches in these or adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Upon the expiration or termination of a license, we may be unable to negotiate favorable transition arrangements, and the agreed transition parameters may require significant coordination, resources and time to implement, including with respect to inventory, distribution, sell-off rights, operational support or separation activities. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Risks Related to our Business Strategy and Organization
Our success depends on our ability to refine and achieve our global business strategies.
We continue to refine and implement our global business strategies, and our future performance and growth depends on the success of these strategies, including our management team’s ability to successfully implement them, including implementing our Coty.Curated framework, returning to market share growth, accelerating data-driven operations powered by AI, improving our advocacy capability and execution, continuing to deliver on our key sustainability priorities, while maintaining focus on deleveraging. The multi-year implementation of our global business strategies has resulted in and is expected to continue to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Refinement and implementation of our global business strategies may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of our global business strategies, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Potential divestitures, and any retained liabilities from such sold business, could negatively impact our business and financial results.
As previously announced, we are conducting an ongoing a strategic review process regarding our Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands. Our strategy also includes executing on our brand repositioning and continuing to focus our brand-building efforts on priority categories, channels and markets, including a focus on our fragrance expertise and profitable adjacent categories. In addition, we continue to prioritize our deleveraging objectives. In the future, we may dispose of or discontinue select brands and/or streamline operations, and dispose of select businesses or interests therein (including through strategic transactions or public offerings) and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to any potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures (including through strategic transactions or public offerings) or discontinuances successfully, timely, at appropriate valuations and on commercially advantageous terms (including with respect to retained liabilities), or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Divestitures or discontinuations (including as a result of the termination of licenses) involve significant challenges and risks, including the need to provide transition services, and the separation of operations, systems and personnel. Any future divestitures and discontinuances could have a dilutive impact on our earnings, create dis-synergies, result in stranded costs, result in retained liabilities, structurally increase our leverage ratio through loss of earnings, reduce diversification across our brand portfolio and increase concentration risk in our remaining business, and divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or the ability to execute our global business strategies, and we may not be successful in restructuring the remaining business to address such impacts. For example, in connection with the early termination of the Gucci Beauty license, we are evaluating our central organization, manufacturing and asset base, and certain market structures to adjust our scope and size following the transition period. If we are unable to successfully or timely achieve sufficient savings, core business acceleration and portfolio expansion, we may not be able to fully mitigate the impact of the license termination on our business and performance.
We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our global business strategies, that could affect our period-to-period operating results.
We have incurred significant restructuring costs in the past, and, as we continue to refine and implement our global business strategies, brand portfolio management and any future divestiture or restructuring initiatives, we expect to continue to incur one-time cash costs. In the past, as we integrated acquisitions, including the transformational acquisition of the P&G Beauty Business, we experienced challenges, including supply chain disruptions, higher than expected costs and lost customers and related revenue and profits, and we could experience these or other challenges arising from the implementation of our global business strategies, brand portfolio management and any future divestiture or restructuring initiatives. The cash usage associated with such, and similar, expenses has impacted and could continue to impact our ability to execute our business strategies, improve operating results and deleverage our balance sheet.
If our management is not able to effectively manage these initiatives, address fixed and other costs, if we incur additional operating expenses or capital expenditures to realize synergies, simplifications and cost savings, or if any significant business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In addition, the implementation of our global business strategies, any continuing or future restructuring initiatives, divestitures and brand portfolio management or the integration of future acquisitions may impact our ability to anticipate future business trends and accurately forecast future results.
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
In the past, we grew our business through significant acquisitions and strategic transactions, including the acquisition of the P&G Beauty Business in October 2016 and the joint venture with Kylie Jenner in fiscal 2020. As we consider growth opportunities, we may seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy. Our acquisition activities and other strategic transactions also expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. Acquisition activities may also result in slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and governance data to comply with current and emerging regulations, and integration of environmental, social and governance initiatives overall.
The assumptions we use to evaluate acquisition opportunities may prove to be inaccurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings or other financial measures, that we expect to achieve in connection with our acquisitions and joint ventures, or we may not accurately anticipate the fixed and other costs associated with such acquisitions and joint ventures, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In some cases, acquired businesses, brands or strategic investments may underperform our expectations, require additional investment or restructuring, or ultimately be divested on terms that do not allow us to recover our original investment. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”) and our joint venture with Kylie Jenner, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
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

We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, in fiscal 2025, we incurred impairment charges of $212.8, related to indefinite-lived intangible assets for certain trademarks within the Consumer Beauty Segment and for our Philosophy trademark within the Prestige Segment. In fiscal 2026, we incurred $362.8 of asset impairment charges of which $237.1 related to goodwill within the Consumer Beauty segment, and $50.6, $48.5, $22.5, $4.1 related to the CoverGirl, Sally Hansen, Max Factor, and Bourjois trademarks, respectively, within the Consumer Beauty Segment. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets.”
Risks related to our Business Operations
A disruption in our manufacturing, distribution, logistics or other operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (including works council-related matters), disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics or outbreaks of contagious diseases, border disputes, acts of terrorism, armed conflicts such as the war in Ukraine and the war in the Middle East and other geopolitical tensions, possible dawn raids, and other external factors over which we have no control. For example, limited driver capacity, transportation delays or other logistics disruptions have impacted, and may impact in the future, our distribution centers and result in increased costs, including penalty payments to retailers for delayed product delivery. As we continue our implementation of our global business strategies (including our cost discipline activities and sustainability initiatives) and other restructuring activities, any additional or ongoing supply chain disruptions or delay in securing applicable approvals or consultations for such activities may impact our quarterly results. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Volatility in the cost or availability of raw materials, packaging, transportation and other inputs, or disruptions involving our suppliers, could adversely affect our business.
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
Inflationary pressures as well as global supply chain disruptions and geopolitical events have caused and may continue to cause significant volatility in the cost and availability of the raw materials and services (such as transportation) that we need to manufacture and distribute our products. In particular, increases in energy costs due to global geopolitical conditions have impacted the cost and availability of raw materials, including glass and glass components and certain resins. Although inflationary pressures have eased, future increases in the costs of raw materials or other commodities and transportation services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.
We may not be able to obtain sufficient quantities of materials that satisfy applicable regulatory requirements, customer expectations or our sustainability goals, and we have faced, and may continue to face, constraints in the availability of certain raw materials, including responsibly sourced palm oil, mica and recycled materials. Any inability to obtain required materials or services on commercially reasonable terms, or at all, could result in operational disruptions, increased costs, supply constraints, product launch or distribution delays or reputational harm.
We outsource a number of functions to third-party service providers, and any failure to perform or other disruptions or delays at our third-party service providers could adversely impact our business, our results of operations or our financial condition.
We have outsourced and may continue to outsource certain functions, including outsourcing of distribution functions, outsourcing of business processes (including certain finance and accounting functions), and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers, web-hosting and e‑commerce providers, and we are dependent on the entities performing those functions. As we evaluate our operations to adjust our scope and size for our future business, we may outsource additional functions, such as certain research and development, and we may increasingly rely on third party manufacturers. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, the failure of one or more of such providers to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, disruptions arising from the transition of functions to an outsourcing provider, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.
Evolving supply chain diligence, sourcing, packaging and product-related requirements could increase our costs, restrict sales of our products or adversely affect our reputation.
We are subject to evolving supply chain diligence, sourcing, packaging and product-related reporting requirements in the U.S., E.U. and other jurisdictions, including requirements relating to “conflict” minerals, deforestation-linked commodities, and packaging design, recyclability, recycled content, labeling, extended producer responsibility and waste reduction. Compliance with these requirements may require additional supplier diligence and engagement, changes to sourcing, product or packaging specifications, enhanced chain-of-custody and composition data, and increased reporting, operational and compliance costs.
Continued uncertainty regarding the scope, interpretation, timing and implementation of these requirements may also delay our ability, and the ability of certain suppliers, to complete required diligence, provide necessary data or certifications, or make operational or sourcing changes. In some instances, a failure to comply with applicable requirements could restrict or prevent the sale of our products in the relevant jurisdiction.
In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputation and lead to various adverse consequences, including decreased sales and consumer boycotts. Given the complexity of our supply chain, any inability to sufficiently verify the origin, composition or compliance status for materials used in our products and packaging, or to comply with additional supply chain diligence, packaging and disclosure regulations or reporting obligations, could result in operational disruptions, increased costs, enforcement risk, reputational harm or other adverse effects on our business.
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
We rely on multiple information technology platforms to execute operations related to OTC (order to cash), manufacturing, financial transactions and reporting, procurement to pay and payroll. In addition, we have become more reliant on direct-to-consumer and content management. Many of these systems are integrated via internally developed interfaces and modifications. The failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As we continue the implementation and the migration to SaaS and cloud-based technology solutions, there can be no assurance that we will be successful in our efforts or that the implementation of the remaining stages of these initiatives in the Company’s global operations will not involve disruptions in our systems or processes having a short term adverse impact on our operations and ability to serve customers and business partners.
Our e-commerce operations are important to our business, and our digital marketing strategies rely on the use of online and mobile applications, including third-party social media platforms. Due to the importance of our e-commerce operations, we are vulnerable to website or application downtime and other technical failures, as well as disruptions beyond our control. For example, regulatory measures restricting or otherwise impacting the use of the web sites, mobile applications or social media platforms that we use in connection with our digital marketing and e-commerce activities could impact the development of our digital advocacy strategy. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales, damage our brands’ reputations or reduce the impact of our digital marketing strategies.
The risks described here are heightened due to the prevalence of remote working and the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations for a prolonged period of time.
We use AI in our business, and challenges with properly governing, managing or monitoring its use could result in harm to our brands, reputation, business, operations or customers.
We are expanding the use of AI solutions, including machine learning and generative AI tools and related technologies in our operations, including to support marketing, media allocation, content creation and optimization, translation, demand planning, supply chain optimization, customer engagement, internal productivity tools and other business processes. These applications may become increasingly important in our operations over time and will require significant resources to implement successfully. The use of AI presents a number of evolving legal, operational, commercial, intellectual property, cybersecurity, privacy, regulatory, ethical and reputational risks, many of which are uncertain or may develop rapidly.
AI systems may produce inaccurate, incomplete, biased, misleading, offensive, discriminatory or otherwise harmful outputs, including because of limitations, biases or errors in underlying models, training data, prompts, third-party tools, integrations or human review processes. AI outputs may also fail to reflect current facts, applicable legal or regulatory requirements, brand standards, product substantiation requirements, consumer expectations or our policies and procedures. If we or our third-party service providers, vendors, agencies, partners or employees rely on AI outputs without appropriate human review, validation and controls, we may make operational, marketing, product, employment, consumer-facing or other decisions that adversely affect our business, brands, reputation, customers, employees, suppliers or other stakeholders. Further, our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively.
The use of AI may also increase the risk of unauthorized disclosure, misuse or loss of confidential, proprietary, personal, regulated or otherwise sensitive information, including through prompts, uploads, model training, logs, integrations or vendor systems. If such information is provided to or processed by an AI tool without appropriate authorization, contractual protections or technical safeguards, we may lose valuable intellectual property or trade secret protections, breach contractual confidentiality obligations, violate privacy, cybersecurity, consumer protection or employment laws, or otherwise expose the Company to regulatory scrutiny, litigation, remediation costs or reputational harm. In addition, AI-generated content or content modified using AI may infringe, misappropriate or otherwise violate third-party intellectual property, privacy, publicity or other rights, may be difficult to protect under existing intellectual property laws, or may create uncertainty regarding ownership, authorship or enforceability of rights in such content.
We have adopted internal governance processes and policies for AI use, including review and approval requirements for AI initiatives, restrictions on use of confidential or sensitive information, legal and compliance review for certain use cases, contractual requirements for certain vendors, human oversight expectations, and monitoring and reporting obligations. However, these controls may not be effective in all circumstances, may not be followed by employees, contractors, agencies, vendors or other third parties, may not identify or mitigate all risks, and may require significant resources to maintain and evolve. In particular, unauthorized, unapproved or inconsistent use of AI tools may be difficult to detect or prevent, especially as AI capabilities become embedded in commonly used software, vendor offerings and business processes. In addition, approved AI initiatives may expand beyond their original scope, may not perform as expected, may be deployed without adequate testing, monitoring, documentation or escalation, or may become non-compliant as laws, regulations, industry standards, platform terms and stakeholder expectations evolve.
The legal and regulatory framework applicable to AI is rapidly evolving globally, including with respect to transparency, automated decision-making, data protection, employment, consumer protection, advertising, intellectual property, cybersecurity and high-risk AI systems. Compliance with new or changing AI-related laws, regulations, guidance, enforcement priorities, industry standards or contractual requirements may require us to modify, limit, suspend or discontinue certain AI uses, incur additional costs, implement new governance processes, complete additional assessments, provide disclosures, enhance monitoring and documentation, or obtain additional contractual protections from vendors and other third parties. Failure by us or by third parties acting on our behalf to comply with such requirements, or to use AI in a manner consistent with our policies, contractual obligations, brand standards or stakeholder expectations, could result in regulatory investigations, fines, penalties, litigation, indemnity claims, intellectual property disputes, loss of proprietary rights, cybersecurity incidents, business disruption, reputational harm, consumer or customer dissatisfaction, reduced effectiveness of our operations and marketing activities, or other adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Our success depends, in part, on our employees, including our key personnel.
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. Over the past few years, we have experienced several changes to senior management and the composition of our board of directors, and we are still in the process of refining and implementing our global business strategies, including cost reduction activities and right-sizing the organization for our future business. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our restructuring activities, any continued changes in our senior management team and other key personnel, and other initiatives. During fiscal 2026, we continued to experience an increasingly competitive labor market, increased employee turnover, and labor shortages in our extended supply chain. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
As we continue to restructure our workforce from time to time (including with respect to our global business strategies and other business restructuring initiatives, as well as changes to our brand portfolio) and work with more brand partners and licensors, the risk of potential employment-related claims and disputes will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations, including delaying and reducing the expected benefits of any associated restructuring activities. We have policies and procedures in place to reduce our exposure to these risks, but such policies and procedures may not be effective and we may be exposed to such claims, allegations or legal proceedings.
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net revenues or working capital could be negatively impacted.
We continue to implement initiatives to improve control over our product demand planning and inventories. We have identified, and may continue to identify, inventories that are not saleable in the ordinary course, but our existing program or any future inventory management program may not be successful in improving our inventory control. Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our reputation, net sales, working capital or cash flows from working capital, or cause us to incur excess and obsolete inventory charges. We also could have inadequate inventories which could hinder our ability to meet demand. In addition, due to changes in our strategy, including the Coty.Curated initiatives aimed at reducing portfolio complexity and focusing investment on core activations, we have incurred and will continue to incur excess and obsolete inventory charges. We have sought and continue to seek to improve our payable terms, which could adversely affect our relations with our suppliers.

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
We operate on a global basis, and approximately 73% of our net revenues in fiscal 2026 were generated outside North America. We have employees in more than 37 countries, and we market, sell and distribute our products in over 122 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are pursuing selective international expansion in countries where we do not yet have a significant presence. In these countries, we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past, and in most of these countries we face established competitors with significantly more operating experience in those locations.
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
The U.S. and the other countries in which our products are manufactured or sold have imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to manufacture or package our products and the sale of finished products. For example, in 2018, the E.U. imposed tariffs on certain prestige category products imported from the U.S., which, while in effect, impacted the sale in the E.U. of certain of our products manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China since 2019 have impacted materials we import for use in manufacturing or packaging in the U.S. In addition, since early 2025, the U.S. administration, under various authorities, has announced, imposed, modified, expanded and in certain cases replaced tariffs on imported goods from countries worldwide, including products manufactured in the E.U. and in China, while other countries have implemented or may implement responsive trade measures. Although some of these tariffs have been paused, reduced or invalidated, there is significant uncertainty as trade negotiations are ongoing and outcomes are unpredictable. Measures to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of our sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase our costs and delay our time to market or decrease sales. In addition, uncertainty regarding future trade policies may make it more difficult for us, our customers and our suppliers to plan and execute business activities and investments, forecast costs, manage inventory, and plan pricing strategies. For a further discussion of our estimated impact of tariffs, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Global Economic Landscape and Business Impact”.
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
We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. For example, in the United States the Tax Cuts and Jobs Act of 2017 made broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and in July 2025, the U.S. government enacted further tax reforms that extended or made permanent many of the corporate tax changes arising under the Tax Cuts and Jobs Act passed in 2017. Additional significant changes in tax laws and regulations could be enacted in the future. U.S. and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, digital taxes, global minimum taxes (such as the Pillar Two framework agreed to by members of the Organization for Economic Cooperation and Development which has been adopted in many jurisdictions), country-by-country reporting, and transactions between affiliated companies. Such changes may negatively impact our effective tax rate and have increased and may continue to increase tax compliance and reporting costs, and our future income tax provisions could increase or be adversely affected by changes in the mix of income earned or losses incurred in jurisdictions with differing statutory rates, changes in the valuation of our deferred tax assets or liabilities, successful challenges to our tax positions, changes to the location of our tax principal or by other factors.

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
In addition, we are required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement on a quarterly basis. For a further description of the 2018 Coty Credit Agreement and the covenants thereunder, as well as the indentures governing our senior secured notes, please refer to Note 13, “Debt” in the notes to our Consolidated Financial Statements.
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
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior secured notes and the 2018 Coty Credit Agreement, and to meet our deleveraging objectives. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior secured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. The terms of the indentures governing our senior secured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. Our ability to restructure or refinance our debt, including our senior secured notes maturing in May 2027 and our 2023 Coty Revolving Credit Facility maturing in July 2028, will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Recent refinancings of our debt have resulted, and future refinancings or modifications of our debt, could result in higher interest rates and may require us to comply with more onerous covenants or reduce our borrowing capacity, which could further restrict our business operations. For example, the refinancing of certain portions of our debt in 2021 resulted in higher interest rates applicable to the newly issued senior secured notes, in part due to prevailing macroeconomic conditions and a decline in our credit ratings since our previous refinancing transactions in 2018. In addition, the ratings downgrade in July 2026 resulted in the reinstatement of certain covenants and collateral provisions for applicable outstanding senior secured notes. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior secured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, as well as the trading price of our securities, and may impact our ability to satisfy our obligations in respect of our senior secured notes and the 2018 Coty Credit Agreement.
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
Risks related to Macroeconomic Conditions and Market Risks
A general economic downturn, credit constriction, inflationary pressures or other adverse macroeconomic conditions could reduce consumer spending and adversely affect our financial results.
We operate in an environment of slow overall growth in the segments and geographies in which we compete, with increasing competitive pressure and changing consumer preferences. Our sales are affected by the overall level of consumer spending, which is affected by a number of factors beyond our control, including general economic conditions, potential recessions in one or more significant economies, inflation, interest rates, energy costs, government policies affecting consumers and consumer confidence.
Consumer purchases of discretionary and other items and services, including beauty products, tend to decline during recessionary periods, periods of high inflation and otherwise weak economic environments, when disposable income is lower. A decline in consumer spending would likely have a negative impact on our direct sales as well as sales to retailers and could cause financial difficulties for retail customers. Deterioration of social or economic conditions in our major markets, including the U.S., Europe or elsewhere could reduce sales and could also impair collections on accounts receivable.

If direct consumer and retail customer purchases decrease, we may not be able to generate sufficient cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions on a timely basis, on satisfactory terms or at all. The financial difficulties of a retail customer could also cause us to curtail or eliminate business with that customer. We may also decide to assume more credit risk relating to receivables from our customers, which increases the possibility of late or non-payment. Our inability to collect receivables from a significant retailer, or from a group of such customers, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and the trading price of our securities. If a retailer or customer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s or customer’s inventory of our products to protect brand equity.
Geopolitical instability, armed conflicts, terrorist activity and other global events could disrupt our business, affect our access to markets and adversely affect our results.
Global events may impact our business, prospects, financial condition, results of operations, cash flows and the trading price of our securities, and, as demonstrated by the impacts of regional wars and armed conflicts, such as the war in Ukraine and the war in the Middle East, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions.
Abrupt political change, terrorist activity, armed conflict and any escalation or expansion of existing conflicts pose a risk of further general economic disruption in affected regions. Geopolitical change may result in changing regulatory systems and requirements, market interventions and other developments that could impact our operating strategies, access to national, regional and global markets, hiring, supply chain conditions and profitability. For example, the war in the Middle East has impacted transportation costs as well as sales in the region, and these impacts may continue. In addition, changes in the regulatory environment in China or geopolitical tensions impacting trade or operations in China could also impact our strategy in the region. Any of these developments could negatively impact our revenues or otherwise materially adversely affect our business, prospects, financial condition, results of operations, cash flows and the trading price of our securities.
Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by geopolitical events, could adversely affect our business, results of operations and financial condition.
We experienced considerable price inflation in costs for labor, materials and services during fiscal 2022 and fiscal 2023. If inflationary pressures resume, we may not be able to pass through inflationary cost increases, and we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. The war in Ukraine and/or the war in the Middle East and prolonged geopolitical conflict globally may continue to result in increased price inflation, escalating energy and commodity prices and increasing costs of materials and services, including transportation and insurance, together with shortages or inconsistent availability of materials and services, which may also have the effect of heightening many of our other risks, such as those relating to cyber security, supply chain disruption, volatility in prices and market conditions, our ability to forecast demand, and our ability to successfully implement our global business strategies, any of which could negatively affect our business, results of operations and financial condition.
Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of global and regional economic conditions, the war in Ukraine and/or the war in the Middle East and related geopolitical conditions, could make future financing or refinancing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
In particular, the potential impact of talc-related litigation is highly uncertain, as nationwide trial results in similar cases filed against Coty and other manufacturers or retailers of cosmetic talc products have ranged from outright dismissals to very large settlements and jury awards of both compensatory and punitive damages. Additionally, our continued production and sale of talc-based cosmetic products could in the future subject us to additional legal claims related to the sale of one or more of our talc-based cosmetics products, including potential governmental inquiries, investigations, claims and consumer protection cases from state attorneys general. In previous fiscal years the value of settlements made by the Company, both individually and in the aggregate, has not been material; however, due to the rising number of filed and pending cases against the Company, as well as the evolving litigation landscape, inclusive of significant judgments and settlements by third party companies, settlement values and other costs associated with these cases have increased substantially and are likely to increase in the future. In addition, the Company has experienced higher recent settlement demands and volumes driven in part by the maturation of cases that have been previously filed and are now reaching the trial stage as well as the general nature of litigation in this area which sometimes involves expedited trial dates and substantial settlements or judgments involving third parties. Settlements paid as well as accruals related to probable and estimable claims during the period have substantially increased year-over-year and are expected to continue to increase. Such amounts, however, are not necessarily indicative of future settlement values or the number of future cases due to the uncertainties described above as well as various factors related to individual claims. Additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or financial position.
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2020 tax periods. Although we are seeking favorable administrative and judicial decisions on the related tax enforcement actions, we may not be successful. For example, in connection with a Goiás State tax ICMS assessment received in August 2020, we received unfavorable rulings in fiscal 2024 in a related judicial case about an additional claim for fees over the tax incentive. Although the Superior Court of Justice rendered a favorable verdict on appeal, granting the Company’s request to remand the case to the state court in Goiás, the judicial process is ongoing. See Note 23— Legal and Other Contingencies for more information regarding our potential tax obligations in Brazil.
Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to intellectual property, marketing, antitrust and competition, product liability, restrictions or requirements related to product content or formulation, labeling and packaging (including end-of-product-life responsibility), corruption, the environment or climate change (including increasing focus on the climate, water and waste impacts of operations and products), shifts in immigration and work permit policies, privacy, data protection, taxes, tariffs, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and other countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results as well as the trading price of our securities. See “—We are subject to risks related to our international operations”. In addition, increasing governmental and societal attention to environmental, social and governance matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, biodiversity, emerging technologies, human capital, labor, supply chain, and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, our reputation and our business results could be adversely impacted.
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. In addition, in 2022 and 2023 we entered into forward repurchase transactions to begin hedging for a potential $200 million repurchase under our stock repurchase program planned for the end of 2024, an additional potential $196 million repurchase under our stock repurchase program originally planned for the end of 2025 and an additional potential $294 million repurchase originally planned for 2026. In February 2024, we elected to physically settle one of the forward repurchase contracts for a cash payment of $200.0 in exchange for 27.0 million shares of our Class A Common Stock. We extended the maturity of the outstanding forward repurchase transactions until January 2027. Our decision to physically settle the outstanding forward repurchase contracts on their existing terms, or to extend the maturity or unwind such transactions, will depend on a variety of factors including market conditions, open trading windows, and our capital allocation priorities and internal cash management considerations at the time. These forward repurchase transactions expose us to additional risks related to the price of our common stock, including potential true-up payments in cash upon specified changes in the price of our common stock. Declines in the price of our common stock during fiscal 2025 and fiscal 2026 resulted in the payment of $191.1 and $194.4, respectively, in connection with these true-up obligations.
JAB Beauty B.V. (“JAB”) and its affiliates beneficially own approximately 54% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
JAB Holdings B.V. (“JABH”), through an affiliate, JAB Beauty B.V., may be deemed to beneficially own approximately 54% of the outstanding shares of our Class A Common Stock (inclusive of all voting interests of Peter Harf, the Company's former Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf). As a result, JABH has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, three members of our Board of Directors are affiliated with JABH. Accordingly, JAB has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
JABH’s interests may be different from or conflict with our interests or the interests of our other stockholders. JABH and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABH or its affiliates may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, JABH’s obligations under its credit facility or other financing arrangements may cause JABH to take actions which may be inconsistent with your interests. Accordingly, the interests of JABH may not always coincide with our interests or the interests of other stockholders, and JABH may seek to cause us to take courses of action that, in its judgment, could enhance its investment in the Company but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
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
We incur additional auditing, legal, reporting and other expenses in order to maintain a dual-listing on both NYSE and Euronext Paris, including the costs of listing on two exchanges. If our Board of Directors determines that the cost of maintaining our listing on Euronext Paris outweighs the benefits of such listing, we may incur costs associated with delisting from that exchange.
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
Our Board of Directors also has a dedicated Cybersecurity Special Committee that is empowered to manage the Company’s response to major cybersecurity incidents and enable the integration of crisis management and business continuity processes. The Cybersecurity Special Committee, led by our Chief Information, Digital Innovation and Business Services Officer and two Board members (including the Chair of the AFC), consists of executive members from various corporate functions, including information technology, digital operations, corporate affairs, legal, compliance, human resources and finance. Outside cybersecurity experts periodically present to the Board on topics related to information security, data privacy and cyber risks and mitigation strategies. Our Board of Directors also receives periodic training on AI, including emerging business use cases, governance considerations and opportunities to enhance AI literacy and capabilities.
At the management level, our Global Information Security Team monitors alerts and informs relevant global senior management of all incidents and related mitigation and remediation, and escalates to the Cybersecurity Special Committee as needed. Global senior management monitors initiatives to prevent, detect, mitigate, and remediate cybersecurity risks and incidents.
We have also established governance processes for the evaluation, approval and monitoring of AI initiatives and policies for AI use, including cross-functional review by a governance board comprising representatives from key functions. These processes are intended to support responsible AI use, appropriate human oversight, protection of confidential and personal information, legal and regulatory compliance, vendor accountability and alignment with our Code of Conduct and other internal policies.
Item 2. Properties.
We occupy numerous offices, manufacturing, distribution and research and development facilities in the U.S. and abroad. Our principal executive offices are located in New York, U.S. Division corporate headquarters are located in New York, U.S., Amsterdam, Netherlands, and Singapore.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2026. The leases expire at various times subject to certain renewal options at our option.

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

Item 3. Legal Proceedings.
For information on our legal matters, see Note 23—Legal and Other Contingencies in the notes to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “COTY.” It is also listed on the Euronext Paris Professional Segment.
Stockholders of Record

As of June 30, 2026, there were 541 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indentures relating to our senior secured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 13—Debt in the notes to our Consolidated Financial Statements.

Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2026 Peer Group (b)

$250
$200
$150
$100
$50
$0
Jun 30, 2021
Sep 30, 2021
Dec 31, 2021
Mar 31, 2022
Jun 30, 2022
Sep 30, 2022
Dec 30, 2022
Mar 31, 2023
Jun 30, 2023
Sep 29, 2023
Dec 29, 2023
Mar 28, 2024
Jun 28, 2024
Sep 30, 2024
Dec 31, 2024
Mar 31, 2025
Jun 30, 2025
Sep 30, 2025
Dec 30, 2025
Mar 30, 2026
Jun 30, 2026
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2021.
(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Beiersdorf AG, Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2021, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of the measurement period for purposes of arriving at a Peer Group average.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(d) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Non-qualified Options (a)	2,792,570	$13.08
Qualified Options (a)	6,000,000	2.22
Restricted Stock Units (a)	14,858,284	N/A
Performance Restricted Stock Units (e)	3,081,674	N/A
Subtotal	26,732,528	—	38,151,745
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)	1,000,000	N/A
Phantom Units (c)	349,432	N/A
Subtotal	1,349,432	—	—
Total	28,081,960		37,802,313

N/A is not applicable.
(a) For information about Options and Restricted Stock Units, see Note 21—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements.
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
Issuer Purchases of Equity Securities
No shares of Class A Common Stock were repurchased during the three months ended June 30, 2026.

Item 6. [Reserved]

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

Strategic Progress

We have been engaged in the process of strategic planning and portfolio assessment designed to position us for consistent, profitable growth. In September 2025, we announced a strategic review of our consumer beauty business, including its mass color cosmetics business and associated brands and our distinct Brazil business comprised of local Brazilian brands. Markus Strobel was appointed by the Board of Directors (the “Board”) as Executive Chairman of the Board and Interim Chief Executive Officer (“Interim CEO”), effective January 1, 2026, and in March 2026, the Company’s Board of Directors appointed five new independent directors. While our long-term objectives remain focused on value creation, growth, profitability, and deleveraging, our Interim CEO continues to conduct a comprehensive review of the business to assess opportunities to enhance performance, strengthen competitive positioning, and improve execution across key areas. We are also evaluating our central organization, manufacturing and asset base, and certain market structures to adjust our scope and size for our future business.

We are focused on leveraging our leadership position and capabilities in global fragrances to fuel expansion. We have sharpened our priorities to capitalize on structural tailwinds in the fragrance market, while responding to recent performance challenges. We will continue strengthening our presence in a limited number of structurally profitable and growing beauty categories, in growth channels such as e-commerce and the Travel Retail channel, all while continuing to deliver against our key sustainability priorities. We are methodically implementing the Coty.Curated strategic framework announced in the third quarter of fiscal 2026, centered on sharper priorities, more focused investments, improved execution, and increased support behind our core businesses. In both divisions, we are focused on returning to market share growth, accelerating data-driven operations powered by AI, and improving our advocacy capability and execution. On July 2, 2026 we announced that the Interim CEO will temporarily take direct control of Prestige commercial operations. This change will bring leadership closer to the markets, allows for faster decision-making, and sharpens accountability for sell-out and market share. As part of these changes, Coty will integrate Prestige R&D and sustainability with supply chain into one simplified function. Bringing prestige innovation, sustainability, and supply chain together under one leader streamlines how the company develops and delivers behind its core businesses. As part of the ongoing strategic review of the Consumer Beauty business, we continue to make progress on our “Color the Future” roadmap to improve Consumer Beauty cosmetics performance, supported by more consistent media investment behind key franchises, a more focused innovation pipeline, ongoing value chain optimization, and actions to stabilize gross margins over time.

Global Economic Landscape and Business Impact
Our products are marketed, sold and distributed in approximately 122 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. We remain attentive to economic and geopolitical conditions that may materially impact our business.
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

On February 20, 2026, the U.S. Supreme Court issued a decision addressing the scope of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government and may be subject to further legal and regulatory developments. Following the U.S. Supreme Court ruling, the administration replaced the invalidated IEEPA tariffs with tariffs under Section 122 of the Trade Act of 1974, in addition to any existing non-IEEPA tariffs. On April 20, 2026, Customs and Border Patrol “(CBP”) began accepting phase one IEEPA claim submissions for validation and processing in the Consolidated Administration and Processing of Entries system. On May 7, 2026, the U.S. Court of International Trade (“CIT”) ruled that Section 122 tariffs are unlawful; however, the court’s injunction applies only to the named plaintiffs, while tariffs remain in effect for all other importers pending appeal. On May 29, 2026, the administration issued notice to the CIT of its intent to appeal the court’s order requiring universal refunds and the reliquidation of finally liquidated entries. On July 24, 2026, the previous Section 122 tariffs expired and tariffs under Section 301 with rates of 10% to 12.5% went into effect. The Company is actively pursuing refund recovery activities related to IEEPA tariffs following ongoing validation and reconciliation of its claims; however, recovery of such amounts is ultimately contingent upon CBP review and acceptance of the Company's submissions and supporting documentation. As a result, the amount and timing of any refunds ultimately received could differ materially from the amounts claimed.

We have incurred $29.3 in costs related to tariff increases, after mitigating actions, in fiscal 2026. We expect to incur $3.4 in costs, after mitigating actions, in the first quarter of fiscal 2027. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

Middle East Conflict: In February 2026, geopolitical tensions in the Middle East escalated significantly leading to a military conflict involving the United States, Israel, and Iran, and resulting in regional instability and increased volatility in global energy markets. We have mitigated certain direct impacts, including those related to disruptions in regional shipping routes such as transit through the Strait of Hormuz. Continued or expanded conflict could adversely affect global economic conditions, supply chains, transportation logistics, and customer demand, and is expected to impact our financial condition, and results of operations. Impacts may vary depending on how conditions develop across the region and in global markets. Net revenues in the Middle East accounted for approximately mid-single digit percentage of our consolidated net revenue for fiscal 2026 and declined year over year by a mid-single digit percentage, with a larger impact in the second half of the year after the start of the regional conflict. The Middle East accounted for approximately mid-single-digit percentage and low-single-digit percentage of Prestige and Consumer Beauty segment fiscal 2026 net revenues, respectively. We currently estimate that, if Brent crude oil prices fall within the range of $90 to $100 per barrel due to the Middle East conflict, our operating results in fiscal 2027 could be impacted by an increase of approximately $20.0 to $30.0 in cost of goods sold.

Market Trends and Sales Performance

Changing market trends continue to impact sales of our products across and within product categories and geographic regions. Consumer demand for beauty remains resilient, with continued growth in fragrances and cosmetics, although consumers are increasingly selective in their purchasing decisions.

•Fragrances: We believe fragrances will remain a structurally advantageous, though highly competitive, category, supported by beauty category-leading brand loyalty, strong consumer demand, increasing usage, broader price points and formats, and expanding global penetration. Overall, the Prestige fragrance market grew by mid-single digits. Our net revenues from prestige fragrances decreased by a low-single digit percentage in fiscal 2026, compared to low-single digit growth in the prior year. The Gucci license exit will result in a decrease in net revenues and net income in fiscal 2028; we expect partial mitigation of the impact as a result of anticipated major launches across several of our top brands and a planned calendar 2027 debut of Swarovksi fragrances. Net revenue from Consumer Beauty fragrance declined by high-single digits in fiscal 2026, while the mass fragrance market grew by low-double digits. Within our Consumer Beauty segment, we are planning to concentrate resources behind core brands and priority markets while simplifying the broader portfolio.

•Color Cosmetics: Our net revenues from prestige color cosmetics increased by a double-digits percentage, outpacing the mid-single digit growth of the prestige color cosmetics market, driven by strong sales from Burberry and Kylie cosmetics. We believe new portfolio additions from Marc Jacobs Beauty makeup, will further elevate our performance. In Consumer Beauty, color cosmetics net revenues declined by a mid-single digit percentage despite mid-single digit market growth. Encouragingly, through the second half of fiscal 2026 we narrowed our retail sales gap to the market in certain Consumer Beauty color cosmetics brands, with sell-out performance in the United States improving for CoverGirl and Sally Hansen.

•Skin and Body Care: Net revenues from Prestige skincare decreased by a low-single digit percentage in fiscal 2026, despite mid-single digit market growth. In Prestige skincare, profitability has improved materially in the past quarter as we transition out of a multi-year investment phase and sharpen our focus on the brands, markets and channels with the strongest return potential. Net revenues from Consumer Beauty skin and body care increased by a low-single digit percentage in fiscal 2026, an improvement from the low-double digit percentage decline in net revenues in fiscal 2025. Competitive pricing actions in Brazil that pressured demand for certain of our deodorant brands eased in the final months of fiscal 2026 and we are seeing an acceleration of our sell-out growth supported by positive trends in the Brazil mass body care market.

•Geographic Regions: Net revenues in the Americas declined by a low-single digit percentage during fiscal 2026, despite market growth in the United States. Net revenues from Europe, the Middle East and Africa (“EMEA”) declined by a low-single digit percentage due to contraction in some European markets and decelerating growth across most other European markets, in addition to impacts from the Middle East conflict. Net revenues in the Asia Pacific region increased by a low-single digit percentage in fiscal 2026, reflecting a return to market growth in China and contributions from Asia Travel Retail.

We expect fiscal 2027 to be a transition year as we strengthen our business and continue shaping a simpler, more focused Coty, factoring in the expected Gucci exit by fiscal 2028 and final decisions related to our strategic review of Consumer Beauty. The Gucci license exit will result in a decrease in net revenues and net income in fiscal 2028. We intend to take actions to mitigate this impact, including strengthening our innovation pipeline for our core prestige fragrance brands and supporting portfolio initiatives across our other major brands, with the goal of improving sales and profitability. We will continue to develop robust plans to mitigate the impact of the Gucci license exit while balancing other priorities that remain a focus of our ongoing strategic review. In anticipation of the Gucci license exit, we are developing a savings plan and expect to begin implementation in the second half of fiscal 2027. The plan will target stranded central and divisional costs through changes to the global go-to-market setup, manufacturing and distribution footprint, organizational layers, and the rightsizing of central functions.

Financial Outlook

We expect our reported net revenues for the first quarter of fiscal 2027 to decline by a low- to mid-single-digit percentage compared with the prior year, including a neutral impact from foreign exchange. We anticipate that our gross margin for the first quarter of fiscal 2027 will be pressured by lower sales and unfavorable cost absorption, partially offset by improved excess and obsolescence costs.

Selected Financial Data

(in millions, except per share data)	Year Ended June 30,
	2026	2025	2024

Net revenues	$5,806.6	$5,892.9	$6,118.0
Gross profit	3,652.0	3,820.9	3,939.2
Restructuring costs	0.8	76.7	36.7
Asset impairment charges	362.8	212.8	—
Operating (loss) income	(81.5)	241.1	546.7
Interest expense, net	155.2	214.2	252.0
Other expense, net	373.5	371.7	90.2
(Loss) income before income taxes	(610.2)	(344.8)	204.5
(Benefit) provision for income taxes	(20.0)	5.4	95.1
Net (loss) income	(590.2)	(350.2)	109.4
Net (loss) income attributable to Coty Inc.	$(604.8)	$(367.9)	$89.4

Amounts attributable to Coty Inc.:
Net (loss) income attributable to common stockholders	$(618.0)	$(381.1)	$76.2
Per Share Data:
Net (loss) income attributable to Coty Inc. per common share:
Basic for Coty Inc.	$(0.70)	$(0.44)	$0.09
Diluted for Coty Inc.	$(0.70)	$(0.44)	$0.09
Weighted-average common shares
Basic	877.4	870.9	874.4
Diluted	877.4	870.9	883.4

(in millions)	Year Ended June 30,
	2026	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$537.8	$492.6	$614.6
Net cash provided by (used in) investing activities	539.0	(128.4)	(226.2)
Net cash used in financing activities	(1,161.2)	(426.8)	(336.7)

(in millions)	As of June 30,
	2026	2025	2024
Consolidated Balance Sheets Data:
Cash and cash equivalents	$176.1	$257.1	$300.8
Total assets	10,200.4	11,907.7	12,082.5
Total debt	3,088.2	4,008.4	3,913.7
Total Coty Inc. stockholders’ equity	2,989.7	3,542.7	3,827.1

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for Coty Inc. including Adjusted operating income (loss), Adjusted EBITDA, Adjusted net income (loss), Adjusted net income before income taxes and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Adjusted operating income (loss) / Adjusted EBITDA excludes restructuring costs and business structure realignment programs, amortization, acquisition- and divestiture-related costs and acquisition accounting impacts, stock-based compensation, and asset impairment charges and other adjustments as described below. For Adjusted EBITDA, in addition to the preceding, we exclude adjusted depreciation as defined below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and implement divestitures of components of our business, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense items, as described below, and the related tax effects of each of the items used to derive Adjusted net income (loss) as such charges are not used by our management in assessing our operating performance period-to-period.
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

•Stock-based compensation: Although stock-based compensation is a key incentive offered to our employees, we have excluded the effect of these expenses from the calculation of Adjusted operating income (loss) and Adjusted EBITDA. This is due to their primarily non-cash nature; in addition, the amount and timing of these expenses may be highly variable and unpredictable, which may negatively affect comparability between periods.
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
•Other (income) expense: We have excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella and the Wella Distribution Rights, as well as expenses related to potential or actual sales transactions reducing equity investments, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. Such transactions do not reflect our operating results and we have excluded the impact as our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Noncontrolling interest: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage.
•Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income (loss). The tax impact of the non-GAAP adjustments is based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred. Additionally, adjustments are made for the tax impact of any intra-entity transfer of assets and liabilities. Also, in connection with our market exit in Russia, we have adjusted for the release of tax charges previously taken related to certain direct incremental impacts of the decision.
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
Basis of Presentation of Acquisitions, Divestitures, Terminations and Market Exits
During the period when we complete an acquisition, divestiture, early license termination, or market exit, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results, and (ii) the divested brands or businesses or early terminated brands or markets exited in the prior year period, to maintain comparable financial results with the current fiscal year period. Acquisitions, divestitures, early license terminations, and market exits that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in the table below.

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

NET REVENUES
Consolidated Fiscal 2026 as Compared with Fiscal 2025
In fiscal 2026, net revenues decreased 2%, or $86.3, to $5,806.6 from $5,892.9 in fiscal 2025, reflecting a decrease in unit volume of 5%, offset by a positive foreign currency exchange translation impact of 4%. The overall decrease in net revenues reflects declines within both Consumer Beauty and Prestige. Declines within Consumer Beauty are primarily driven by increased market competitiveness in color cosmetics in the United States and in some European markets, as well as declining sales in mass fragrance, partially offset by growth in our mass skincare category. Declines in Prestige are primarily driven by prestige fragrances as a result of reduced distribution in certain sales channels, partially offset by growth in our prestige cosmetics category. Net revenues declined in the Americas and Europe, the Middle East and Africa (EMEA) region, but grew in Asia Pacific reflecting strong results in Asia travel retail. Improvements in digital and e-commerce channel sales partially offset the overall decrease in net revenues.
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

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
NET REVENUES
Prestige	$3,805.8	$3,820.2	$3,857.3	—%	(1%)
Consumer Beauty	2,000.8	2,072.7	2,260.7	(3%)	(8%)
Total	$5,806.6	$5,892.9	$6,118.0	(2%)	(4%)
Prestige
In fiscal 2026, net revenues in the Prestige segment decreased $14.4 to $3,805.8 from $3,820.2 in fiscal 2025, reflecting a negative price and mix impact of 2% (primarily due to prestige fragrance) and a decrease in unit volume of 2% (primarily due to negative performance for prestige fragrance brands), partially offset by a positive foreign currency translation impact of 3% (primarily driven by the weakening of the U.S. dollar versus the Euro). The decrease in net revenues primarily reflects:
•Prestige fragrance sales declined by $30.5, primarily due to a decrease in net sales of Hugo Boss existing brand lines despite benefitting from the Boss Bottled Beyond launch, and decreases in Davidoff and Calvin Klein as a result of reduced distribution in certain sales channels. The category sales decline was partially offset by strong performance from Gucci, mainly due to successful innovations such as Gucci Flora Gorgeous Gardenia Intense, and Kylie fragrances, which benefited from successful innovations in both the current and prior year; and
•Prestige skincare sales declines of $2.1.
These decreases were partially offset by:
•Prestige cosmetics sales growth of $18.1, primarily due to strong growth of Burberry makeup, particularly in Asia.
In fiscal 2025, net revenues in the Prestige segment decreased 1%, or $37.1, to $3,820.2 from $3,857.3 in fiscal 2024. Excluding net revenue from the first half of the prior period from Lacoste, net revenues remained relatively flat or decreased $8.5 to $3,820.2 from $3,828.7, reflecting a positive price and mix impact of 3% (primarily due to positive pricing impact as a result of prior year period price increases and in line with overall premiumization strategy), partially offset by a decrease in unit volume of 3% (primarily due to negative performance for prestige cosmetics brands) The decrease in net revenues primarily reflects:
•Prestige cosmetics sales declines of $55.3, primarily due to declines in sales volumes in the Asia Travel Retail channel from Gucci makeup and as a result of regulations impacting the surrogate shopping purchases, and declines in sales from Kylie makeup as a result of less innovations and negative market trends in the category; and
•Prestige skincare sales declines of $18.1, primarily due to negative performance from philosophy.
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
Consumer Beauty
In fiscal 2026, net revenues in the Consumer Beauty segment decreased 3%, or $71.9, to $2,000.8 from $2,072.7 in fiscal 2025, reflecting a decrease in unit volume of 5% (primarily due to negative performance for color cosmetics and body care brands, despite volume increases from most product categories in Brazil) and a negative price and mix impact of 2% (primarily due to higher discounts and promotions in the current period), offset by a positive foreign currency exchange translation impact of 4% (primarily driven by the weakening of the U.S. dollar versus the Brazilian Real and the Euro). The decrease in net revenues primarily reflects:

•Color cosmetics sales declines of $47.7, primarily due to a highly competitive market in the color cosmetics market in the United States which impacted net revenues from Covergirl and Rimmel. Negative market trends for color cosmetics in several European markets and the Middle East, along with the ongoing geopolitical conflict also impacted net revenues from Max Factor, Bourjois, and Rimmel;
•Mass fragrance sales decline of $32.8, primarily due to lower net sales from Nautica in the U.S. and across Asia and the expiration of a license agreement; and
•Mass body care sales declines of $2.9.
These decreases were partially offset by:
•Mass skincare sales growth of $11.6 primarily from Paixao in Brazil.
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

COST OF SALES
In fiscal 2026, cost of sales increased 4%, or $82.6, to $2,154.6 from $2,072.0 in fiscal 2025. Cost of sales as a percentage of net revenues increased to 37.1% in fiscal 2026 from 35.2% in fiscal 2025 resulting in a gross margin percentage decrease of approximately 190 basis points, primarily reflecting:
(i)approximately 80 basis points related to an increase in manufacturing and material costs as a percentage of net revenues,
(ii)approximately 60 basis points related to increased freight costs as a percentage of net revenues, primarily driven by the impact of tariffs,
(iii)approximately 40 basis points increase related to excess and obsolescence costs, as a percentage of net revenues; and
(iv)approximately 10 basis points related to increased designer license fees as a percentage of net revenues.
Gross margin was negatively impacted by higher discounts and promotions in the current period which reduced net revenues. Although we achieved improvements in manufacturing efficiency, productivity, and procurement cost optimization, these benefits are offset by the impact of the reduced net revenue base.
In fiscal 2025, cost of sales decreased 5%, or $106.8, to $2,072.0 from $2,178.8 in fiscal 2024. Cost of sales as a percentage of net revenues decreased to 35.2% in fiscal 2025 from 35.6% in fiscal 2024 resulting in a gross margin percentage increase of approximately 40 basis points primarily reflecting:
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2026, selling, general and administrative expenses increased $4.5, to $3,107.9 from $3,103.4 in fiscal 2025. Selling, general and administrative expenses as a percentage of net revenues increased to 53.5% in fiscal 2026 from 52.7% in fiscal 2025, or approximately 80 basis points. This increase was primarily due to:
(i)100 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues;
(ii)80 basis points due to an increase in operational accruals a percentage of net revenues;
(iii)70 basis points due to an increase in administrative expenses as a percentage of net revenues, which includes an increase in discretionary compensation for employees; and
(iv)20 basis points due to an early license termination as a percentage of net revenues.
These increases were partially offset by:
(v)120 basis points due to the loss on the termination of the KKW Collaboration Agreement in the prior period;
(vi)40 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues; and
(vii) 20 basis points due to lower logistics expenses.
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
OPERATING (LOSS) INCOME
In fiscal 2026, operating loss was $81.5 compared to income of $241.1 in fiscal 2025. Operating loss as a percentage of net revenues decreased to (1.4)% in fiscal 2026 as compared to Operating income as a percentage of net revenues of 4.1% in fiscal 2025. The decreased operating margin is largely driven by an increase in asset impairment charges (approximately 260 basis points), an increase in cost of goods sold (approximately 190 basis points), an increase in amortization expense as a percentage of net revenues (approximately 130 basis points), an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 100 basis points), and an increase in fixed costs as a percentage of net revenues (approximately 60 basis points), partially offset by a decrease in restructuring costs as a percentage of net revenue (approximately 130 basis points) and a decrease in other operating loss as a percentage of net revenue (approximately 70 basis points).

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
Operating (Loss) Income by Segment

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
Operating (loss) income
Prestige	$444.5	$580.6	$580.7	(23%)	—%
Consumer Beauty	(442.6)	(127.4)	89.3	<(100%)	<(100%)
Corporate	(83.4)	(212.1)	(123.3)	61%	(72%)
Total	$(81.5)	$241.1	$546.7	<(100%)	(56%)
Prestige
In fiscal 2026, operating income for Prestige was $444.5 compared to income of $580.6 in fiscal 2025. Operating margin worsened to 11.7% of net revenues in fiscal 2026 as compared to 15.2% in fiscal 2025, driven primarily by increased amortization expense as a percentage of net revenues (approximately 200 basis points); increased advertising and consumer promotional expense as a percentage of net revenues (approximately 140 basis points); and higher cost of goods sold as a percentage of net revenues (approximately 110 basis points) driven by higher manufacturing and freight expense as a percentage of revenue and impacted by higher discounts and promotions during the current period. These factors were partially offset by lower asset impairment charges as a percentage of revenue (approximately 110 basis points).
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
Consumer Beauty
In fiscal 2026, operating loss for Consumer Beauty was $442.6 compared to loss of $127.4 in fiscal 2025. Operating margin worsened to (22.1)% of net revenues in fiscal 2026 as compared to (6.1)% in fiscal 2025, primarily driven by higher asset impairment charges as a percentage of revenue (approximately 990 basis points), higher cost of goods sold as a percentage of revenues (approximately 360 basis points) driven by higher manufacturing freight and manufacturing expenses as a percentage of revenue and impacted by higher discounts and promotions during the current year period, an increase in other operating expenses as a percentage of net revenues (approximately 120 basis points) and an increase in fixed costs as a percentage of net revenues (approximately 100 basis points).
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
Operating loss for Corporate was $83.4, $212.1 and $123.3 in fiscal 2026, 2025 and 2024, respectively, as described under “Adjusted Operating Income (Loss) by Segment” below. The operating loss of $83.4 includes stock based compensation of $46.1, restructuring and business realignment costs of $19.7 and a loss on an early termination of a license of $17.9.
The operating loss of $212.1 in fiscal 2025 primarily includes restructuring and business realignment costs of $91.8, loss on the termination of the KKW Collaboration Agreement of $71.0 and stock based compensation of $50.0.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2026
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss)
Prestige	$444.5	$225.4	$669.9
Consumer Beauty	(442.6)	399.4	(43.2)
Corporate	(83.4)	83.4	—
Total	$(81.5)	$708.2	$626.7

	Year Ended June 30, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss)
Prestige	$580.6	$192.6	$773.2
Consumer Beauty	(127.4)	207.1	79.7
Corporate	(212.1)	212.1	—
Total	$241.1	$611.8	$852.9

	Year Ended June 30, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss)
Prestige	$580.7	$153.7	$734.4
Consumer Beauty	89.3	39.7	129.0
Corporate	(123.3)	123.3	—
Total	$546.7	$316.7	$863.4

(a)See a reconciliation of reported net (loss) income to operating (loss) income to adjusted operating income and adjusted EBITDA for Coty Inc. and reconciliations of segment operating income (loss) to segment adjusted operating income (loss) and segment adjusted EBITDA for the Prestige, Consumer Beauty and Corporate segments with a description of the adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.” and “Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA”, below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill and indefinite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
Adjusted operating income and Adjusted EBITDA provide investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating (loss) income to adjusted operating income is presented below:

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
Net (loss) income	$(590.2)	$(350.2)	$109.4	(69%)	<(100%)
Net (loss) income margin	(10.2)%	(5.9)%	1.8%
(Benefit) provision for income taxes	$(20.0)	$5.4	$95.1	<(100%)	(94%)
(Loss) income before income taxes	$(610.2)	$(344.8)	$204.5	(77%)	<(100%)
Interest expense, net	$155.2	$214.2	$252.0	(28%)	(15%)
Other expense (income), net	$373.5	$371.7	$90.2	—%	>100%
Reported operating (loss) income	$(81.5)	$241.1	$546.7	<(100%)	(56%)
Reported operating (loss) income margin	(1.4%)	4.1%	8.9%
Amortization expense	262.0	186.9	193.4	40%	(3%)
Restructuring and other business realignment costs	19.7	91.8	36.6	(79%)	>100%
Stock-based compensation	46.1	50.0	88.8	(8%)	(44%)
Asset impairment charges	362.8	212.8	—	70%	N/A
License termination and market exit costs	17.6	70.3	(0.5)	(75%)	>100%
Gains on sale of real estate	—	—	(1.6)	N/A	100%
Total adjustments to reported operating income	708.2	611.8	316.7	16%	93%
Adjusted operating income	$626.7	$852.9	$863.4	(27%)	(1)%
Adjusted operating income margin	10.8%	14.5%	14.1%
Adjusted depreciation	220.2	228.8	227.7	(4%)	—%
Adjusted EBITDA	$846.9	$1,081.7	$1,091.1	(22%)	(1)%
Adjusted EBITDA margin	14.6%	18.4%	17.8%
In fiscal 2026, adjusted operating income was $626.7 compared to income of $852.9 in fiscal 2025. Adjusted operating margin decreased to 10.8% of net revenues in fiscal 2026 as compared to 14.5% in fiscal 2025. In fiscal 2026, adjusted EBITDA was $846.9 compared to $1,081.7 in fiscal 2025. Adjusted EBITDA margin decreased to 14.6% of net revenues in 2026 as compared to 18.4% in fiscal 2025.
In fiscal 2025, adjusted operating income was $852.9 compared to an income of $863.4 in fiscal 2024. Adjusted operating margin increased to 14.5% of net revenues in fiscal 2025 as compared to 14.1% in fiscal 2024. In fiscal 2025, adjusted EBITDA was $1,081.7 compared to $1,091.1 in fiscal 2024. Adjusted EBITDA margin increased to 18.4% of net revenues in 2025 as compared to 17.8% in fiscal 2024.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
Reported operating income	$444.5	$580.6	$580.7	(23)%	—%
Reported operating income margin	11.7%	15.2%	15.1%
Amortization expense	225.4	149.7	153.7	51%	(3)%
Asset impairment charges	—	42.9	—	(100)%	N/A
Total adjustments to reported operating income	$225.4	$192.6	$153.7	17%	25%
Adjusted operating income	$669.9	$773.2	$734.4	(13)%	5%
Adjusted operating income margin	17.6%	20.2%	19.0%
Adjusted depreciation	109.2	111.4	105.2	(2)%	6%
Adjusted EBITDA	$779.1	$884.6	$839.6	(12)%	5%
Adjusted EBITDA margin	20.5%	23.2%	21.8%
Operating (Loss) Income, Adjusted Operating (Loss) Income and Adjusted EBITDA - Consumer Beauty Segment

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
Reported operating (loss) income	$(442.6)	$(127.4)	$89.3	<(100%)	<(100%)
Reported operating (loss) income margin	(22.1)%	(6.1)%	4.0%
Amortization expense	36.6	37.2	39.7	(2)%	(6)%
Asset impairment charges	362.8	169.9	—	>100%	N/A
Total adjustments to reported operating income	$399.4	$207.1	$39.7	93%	>100%
Adjusted operating (loss) income	$(43.2)	$79.7	$129.0	<(100%)	(38)%
Adjusted operating income margin	(2.2)%	3.8%	5.7%
Adjusted depreciation	111.0	117.4	122.5	(5)%	(4)%
Adjusted EBITDA	$67.8	$197.1	$251.5	(66)%	(22)%
Adjusted EBITDA margin	3.4%	9.5%	11.1%

Operating Loss, Adjusted Operating Income and Adjusted EBITDA - Corporate Segment

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
Reported operating loss	$(83.4)	$(212.1)	$(123.3)	61%	(72)%
Reported operating loss margin	—%	—%	—%
Restructuring and other business realignment costs	19.7	91.8	36.6	(79)%	>100%
Stock-based compensation	46.1	50.0	88.8	(8)%	(44)%
License termination and market exit costs	17.6	70.3	(0.5)	(75)%	>100%
Gains on sale of real estate	—	—	(1.6)	N/A	100%
Total adjustments to reported operating loss	83.4	212.1	123.3	(61)%	72%
Adjusted operating income	$—	$—	$—	N/A	N/A
Adjusted operating income margin	—%	—%	—%
Adjusted depreciation	—	—	—	N/A	N/A
Adjusted EBITDA	$—	$—	$—	N/A	N/A
Adjusted EBITDA margin	—%	—%	—%

Amortization Expense
In fiscal 2026, amortization expense increased to $262.0 from $186.9 in fiscal 2025. The increase was primarily driven by accelerated amortization related to a brand license, partially offset by completed amortization term for certain license agreements and the termination of the KKW Collaboration Agreement in the previous fiscal year.
In fiscal 2025, amortization expense decreased to $186.9 from $193.4 in fiscal 2024.
Restructuring and Other Business Realignment Costs
We incurred approximately $30.3 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan in fiscal 2026, which have been recorded in Corporate. During the period, management reassessed certain initiatives within the Fixed Cost Reduction Plan and determined that several programs were being redesigned. As a result, approximately $22.5 of accrued restructuring was reversed due to the abandonment of certain actions planned as part of the prior year Fixed Cost Reduction Plan. During the current year, the Company recorded an accrual for approximately $22.0 for additional cost reduction actions primarily related to the Company’s European operations.
In fiscal 2026, we incurred restructuring and other business structure realignment costs of $19.7, as follows:
•We incurred restructuring costs of $0.8, which is included in the Consolidated Statement of Operations; and
•We incurred business structure realignment costs of $18.9 which is reported in Selling, general and administrative expenses in the Consolidated Statement of Operations.
In fiscal 2025, we incurred restructuring and other business structure realignment costs of $91.8, as follows:
•We incurred restructuring costs of $76.7, of which $75.0 related to the Fixed Cost Reduction Plan, included in the Consolidated Statement of Operations; and
•We incurred business structure realignment costs of $15.1 which are reported in Selling, general and administrative expenses in the Consolidated Statement of Operations.
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
Stock-based compensation
In fiscal 2026, stock-based compensation was $46.1 as compared with $50.0 in fiscal 2025.
In fiscal 2025, stock-based compensation was $50.0 as compared with $88.8 in fiscal 2024. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Asset Impairment Charges
In fiscal 2026, we incurred $362.8 of asset impairment charges of which $237.1 related to goodwill within the Consumer Beauty segment, and $50.6, $48.5, $22.5, $4.1 related to the CoverGirl, Sally Hansen, Max Factor, and Bourjois trademarks, respectively, within the Consumer Beauty Segment.
In fiscal 2025, we incurred $212.8 of asset impairment charges of which $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks, respectively, totaling $169.9 within the Consumer Beauty segment and $42.9 related to the Philosophy trademark within the Prestige Segment.
In fiscal 2024, we did not incur any asset impairment charges.
For further detail as to the factors resulting in the asset impairment charges, see Note 9 —Goodwill and Other Intangible Assets, net to the Consolidated Financial Statements.
License Termination and Market Exit Costs
In fiscal 2026, we incurred costs related to the early termination of a license of $17.9, of which $6.5 is reported in cost of sales, and $11.4 is reported in Selling, general and administrative expenses.
In fiscal 2025, we incurred a net loss of $71.0 related to the loss on the termination of the KKW Collaboration Agreement and recognized a gain of $(0.7) related to our decision to wind down our business in Russia.
In fiscal 2024, we recognized a gain of $(0.5) related to the early termination of a license and our decision to wind down our business operations in Russia.
Gains on Sale of Real Estate
In fiscal 2026 and 2025, we recognized no gains related to sale of real estate.
In fiscal 2024, we recognized gains of $1.6 related to the sale of real estate, which was reported in Corporate.
INTEREST EXPENSE, NET
Net interest expense was $155.2, $214.2, and $252.0 in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. In fiscal year 2026, the decrease in interest expense is primarily due to lower average debt balance in the current period, foreign exchange gains as compared to losses in the prior year, as well as lower average interest rates. In fiscal year 2025, the decrease in interest expense is primarily due to lower average debt balances in the current period, lower average interest rates primarily reflecting positive impact from cross-currency swaps in reducing interest expense, as well as due to lower losses on foreign exchange forward contracts on the Euro as compared to the prior year.
OTHER EXPENSE (INCOME), NET
In fiscal 2026, net other expense was $373.5, was principally comprised of a net loss on sale of equity investments of $201.9, net losses on forward repurchase contracts of $133.0, and an unrealized loss in connection with the fair value measurement for Wella Distribution Rights of $19.0.
In fiscal 2025, net other expense was $371.7, was principally comprised of net losses on forward repurchase contracts of $291.7, and an unfavorable fair market value adjustment related to our equity investment in Wella of $83.0.
In fiscal 2024, net other expense was $90.2, was principally comprised of net losses on forward repurchase contracts of $124.2, partially offset by a favorable adjustment for the unrealized gain in the Wella investment of $25.0.

INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2026	2025	2024
(Benefit) Provision for income taxes	$(20.0)	$5.4	$95.1
Effective income tax rate	3.3%	(1.6)%	46.5%

The 3.3% effective tax rate in fiscal 2026 results from reporting losses before income taxes and a benefit for income taxes. The unfavorable impacts to the rate were primarily driven by the following items:
•a 17.1% unfavorable impact to the effective tax rate due to the effect of U.S cross border tax law items;
•a 8.5% unfavorable impact to the effective tax rate due to goodwill impairment that is not tax deductible.
These unfavorable rate drivers were partially offset by the following favorable rate drivers:
•a 2.8% favorable impact to the effective tax rate due to state incentive credits in Brazil;
•a 5.6% favorable impact due to the Company’s sale of its remaining interest in Wella.
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

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Year Ended June 30, 2026			Year Ended June 30, 2025			Year Ended June 30, 2024
(in millions)	(Loss)/ income before income taxes	(Benefit) Provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	Provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	Provision for income taxes	Effective tax rate
Reported (loss) income before income taxes	$(610.2)	$(20.0)	3.3%	$(344.8)	$5.4	(1.6)%	$204.5	$95.1	46.5%
Adjustments to reported operating loss (a)	708.2			611.8			316.7
Realized/unrealized loss (gain) on investment in Wella Company (d)	200.9			83.0			(25.0)
Unrealized loss on Wella Distribution Rights (e)	19.0			—			—
Other adjustments (f)	(2.5)			(0.6)			(2.4)
Total Adjustments (b)(c)	925.6	$115.7		694.2	117.4		289.3	35.6
Adjusted income before income taxes	$315.4	$95.7	30.3%	$349.4	$122.8	35.1%	$493.8	$130.7	26.5%

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax benefit/provision for adjusted income. In preparing the calculation, each adjustment to reported (loss) income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. In connection with our decision to wind down our operations in Russia, we recognized tax charges related to certain direct incremental impacts of our decision, which are reflected in this amount, in fiscal 2025 and fiscal 2024.
(c) In fiscal 2024, the total tax impact on adjustments includes a tax expense of $27.6 due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021. The total tax impact on adjustments also includes a tax expense of $0.5, and a tax benefit of $10.0, and $1.1, for fiscal 2026, fiscal 2025, and fiscal 2024, respectively, recorded as the result of the Company’s exit from Russia.
(d)The amount represents the realized loss on the sale of the investment in Wella for fiscal 2026. The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella for fiscal 2025 and fiscal 2024.
(e)The amount represents the unrealized loss related to Wella Distribution Rights for fiscal 2026.
(f)See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.”
The adjusted effective tax rate was 30.3% compared to 35.1% in the prior-year period. The differences were primarily due to an increase in valuation allowances recorded on interest expense carryforwards in the prior period. Cash paid during the years ended June 30, 2026, 2025 and 2024, for income taxes was $101.7, $95.4 and $172.6, respectively.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
In fiscal 2026, net loss attributable to Coty Inc. was $604.8 compared to loss of $367.9 in fiscal 2025. The increase in net loss was driven by a lower gross profit of $168.9, an increase in asset impairment charges of $150.0, and an increase in amortization $75.1, partially offset by an increase in benefit for income taxes of $25.4, lower restructuring costs of $72.1, and a lower interest expense of $59.0.
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

ADJUSTED NET INCOME ATTRIBUTABLE TO COTY INC.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2026	2025	2024	2026/2025	2025/2024
Net (loss) income from Coty Inc. net of noncontrolling interests	$(604.8)	$(367.9)	$89.4	(64%)	<(100%)
Convertible Series B Preferred Stock dividends (a)	(13.2)	(13.2)	(13.2)	—%	—%
Reported net (loss) income attributable to Coty Inc.	(618.0)	(381.1)	76.2	(62%)	<(100%)
Adjustments to reported operating income (b)	708.2	611.8	316.7	16%	93%
Realized/unrealized loss (gain) on investment in Wella Company (c)	200.9	83.0	(25.0)	>100%	>100%
Unrealized loss on Wella Distribution Rights (d)	19.0	—	—	N/A	N/A
Adjustments to other expense (income) (e)	(2.5)	(0.6)	(2.4)	<(100%)	75%
Adjustments to noncontrolling interest (f)	(6.8)	(6.9)	(6.8)	1%	(1%)
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	(115.7)	(117.4)	(35.6)	1%	<(100%)
Adjusted net income attributable to Coty Inc.	$185.1	$188.8	$323.1	(2%)	(42%)
% of Net revenues	3.2%	3.2%	5.3%
Per Share Data
Adjusted weighted-average common shares
Basic	877.4	870.9	874.4
Diluted (a)(f)	879.2	875.6	883.4
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.21	$0.22	$0.37
Diluted (a)(f)	$0.21	$0.22	$0.37

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
(b)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(c)In fiscal 2026, the amount primarily represents the realized loss on the sale of the investment in Wella. In fiscal 2025 and 2024, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d) In fiscal 2026, the amount primarily represents the unrealized loss on Wella Distribution Rights.
(e)In fiscal 2026, the amount includes recovery of previously written-off non-income tax credits. In fiscal 2025, the amount includes recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment. In fiscal 2024, the amount includes recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments.
(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.
(g)As of June 30, 2026, 2025 and 2024, 23.7 million dilutive shares of Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2026. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Condensed Consolidated Statements of Operations Data:	Fiscal 2026				Fiscal 2025
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2026	2026	2025	2025	2025	2025	2024	2024

Net revenues	$1,269.2	$1,281.6	$1,678.6	$1,577.2	$1,252.4	$1,299.1	$1,669.9	$1,671.5
Gross profit	772.7	791.9	1,070.6	1,016.8	779.7	832.4	1,114.2	1,094.6
Restructuring costs	(3.6)	(0.4)	5.8	(1.0)	(2.0)	76.6	1.4	0.7
Asset impairment charges	—	362.8	—	—	—	212.8	—	—
Operating income (loss)	(42.7)	(372.0)	148.2	185.0	15.5	(280.4)	268.2	237.8
Interest expense, net	33.5	33.7	41.4	46.6	50.1	47.9	54.4	61.8
(Loss) income before income taxes	(89.8)	(458.9)	(168.6)	107.1	(73.5)	(460.6)	56.6	132.7
(Benefit) provision for income taxes	52.5	(53.2)	(52.4)	33.1	(4.2)	(58.4)	26.0	42.0
Net (loss) income	(142.3)	(405.7)	(116.2)	74.0	(69.3)	(402.2)	30.6	90.7
Net (loss) income attributable to noncontrolling interests	(0.3)	3.2	2.5	2.1	(0.4)	2.0	1.6	2.1
Net income attributable to redeemable noncontrolling interests	(1.0)	(0.8)	4.9	4.0	(0.1)	1.5	5.3	5.7
Net (loss) income attributable to Coty Inc.	$(141.0)	$(408.1)	$(123.6)	$67.9	$(68.8)	$(405.7)	$23.7	$82.9
Amounts attributable to Coty Inc. common stockholders:
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)
Net (loss) income attributable to common stockholders	(144.3)	(411.4)	(126.9)	64.6	(72.1)	(409.0)	20.4	79.6
Per Share Data:
Weighted-average common shares:
Basic	880.4	879.9	876.8	872.8	872.3	872.1	871.4	867.9
Diluted (a)	880.4	879.9	876.8	876.3	872.3	872.1	875.2	875.3
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic for Coty Inc	$(0.16)	$(0.47)	$(0.14)	$0.07	$(0.08)	$(0.47)	$0.02	$0.09
Diluted for Coty Inc.	$(0.16)	$(0.47)	$(0.14)	$0.07	$(0.08)	$(0.47)	$0.02	$0.09

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
Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, dividends, share repurchases, any principal payments on debt, and from time to time, acquisitions, and business structure realignment expenditures. Working capital movements are influenced by the sourcing of materials related to the manufacturing of products. Cash and working capital management initiatives, including the phasing of vendor and tax payments, factoring of trade receivables, and facilitation of supplier finance programs, from time-to-time, may also impact the timing and amount of our operating cash flows.
We remain focused on deleveraging our balance sheet using cash flows generated from our operations as well as inorganic cash generating opportunities. We continue to take steps to permanently reduce our debt, in order to reduce interest costs and improve our long term profitability and cash flows. On July 7, 2026, we received proceeds of $250.0 from the early termination of the Gucci Beauty license, which we intend to use to further reduce our debt, invest in our prestige fragrance and beauty portfolio, and optimize the organization to reflect the new business scope. We will receive an additional $150.0 no later than September 30, 2027, of which up to $30.0 is contingent on certain criteria. Under the terms of the agreement, we will continue to operate the Gucci Beauty brand through at least June 30, 2027.
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We currently estimate that our operating results will be impacted by approximately $32.7 in costs related to tariff increases, after mitigating actions, through the first quarter of fiscal 2027. Of this amount, approximately $29.3 was reflected in our fiscal 2026 operating results, with the remaining amount of approximately $3.4 expected to be reflected in the first quarter of fiscal 2027. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.
On February 20, 2026, the U.S. Supreme Court issued a decision addressing the scope of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government and may be subject to further legal and regulatory developments. Following the U.S. Supreme Court ruling, the administration replaced the invalidated IEEPA tariffs with tariffs under Section 122 of the Trade Act of 1974, in addition to any existing non-IEEPA tariffs. The Company is actively pursuing refund recovery activities related to IEEPA tariffs following ongoing validation and reconciliation of its claims; however, recovery of such amounts is ultimately contingent upon CBP review and acceptance of the Company's submissions and supporting documentation. As a result, the amount and timing of any refunds ultimately received could differ materially from the amounts claimed.
In fiscal 2025, we announced a plan to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, split between fiscal 2026 through fiscal 2028. We incurred approximately $30.3 of cash costs life-to-date as of June 30, 2026, which have been recorded in Corporate.

Debt Financing

We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt. We expect to continue to take actions to improve the maturity mix of our debt, including through refinancings or new issuances of notes, as well as redemptions and/or tender offers for near-dated maturities, from time to time as market conditions permit. On July 9, 2026, the Company received a rating downgrade. As a result, the covenant suspension related to our Senior Secured Notes is no longer applicable, and the related covenants and collateral release, as applicable, have been reinstated. Consequently, in connection with its Senior Secured Notes, the Company is now required to grant security interests in certain of its assets as collateral, provide guarantees, and comply with additional covenants. We do not currently believe this reinstatement will materially impact our overall liquidity; however, it may potentially increase our borrowing costs for future issuances of debt.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2023 Revolving Credit Facility and issuing fixed rate bonds. While our 2023 Revolving Credit Facility, which we draw on from time to time, is subject to variable interest rates, all of our other long-term debt outstanding as of June 30, 2026 is fixed rate debt.
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
Our 2027 Euro Senior Secured Notes due May 2027 had amounts outstanding of €500.0 million as of June 30, 2026. These notes are scheduled to mature in fiscal 2027. We intend to refinance on a long-term basis from borrowings under our existing revolving credit facility or through the issuance of new notes subject to financial market conditions.

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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. In addition, based on these factors, we continue to evaluate the potential timing and options for settlement of these forward repurchase contracts, including whether to extend, terminate early or settle at maturity. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $210.1.
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
The amendments were effective from October 2024 to February 2025 and did not apply to the forward repurchase contracts executed in December 2022. The share price further declined during the amendment period, triggering cash settlements under our December 2022 and November 2023 forward repurchase contracts of $191.1, in February 2025. Due to further share price declines, the Company made cash payments of $194.4 in fiscal 2026. The remaining notional amount for the forward repurchase contracts is $104.5. Future reductions in the price of Coty’s Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts. See Footnote 18— Derivative Instruments and Footnote 20—Equity and Convertible Preferred Stock for additional information on the Company's forward repurchase contracts.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $164.1 and $211.8 as of June 30, 2026 and 2025, respectively. The aggregate (gross) amount of trade receivable invoices factored on a worldwide basis amounted to $1,364.1 and $1,568.9 in fiscal 2026 and 2025, respectively. Remaining balances due from factors amounted to $3.9 and $3.8 as of June 30, 2026 and 2025, respectively.
Supplier Financing Programs
From time to time, we improve the timing of our cash flows through facilitation of supplier financing programs. See note 12 — Supplier Financing Programs in the notes to our Consolidated Financial Statements for additional information.
Cash Flows

	Year Ended June 30,
(in millions)	2026	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$537.8	$492.6	$614.6
Net cash provided by (used in) investing activities	539.0	(128.4)	(226.2)
Net cash used in financing activities	(1,161.2)	(426.8)	(336.7)
Net cash provided by operating activities
Net cash provided by operating activities was $537.8, $492.6 and $614.6 for fiscal 2026, 2025 and 2024, respectively.
The increase in cash provided by operating activities of $45.2 in fiscal 2026 as compared with fiscal 2025 was primarily driven by a net inflow in changes from working capital accounts, partially offset by lower cash-related net income year-over-year. The net inflow from changes in working capital was mainly due to a decrease in discretionary compensation payments, a shift in timing of net revenues driving the year-over-year fluctuation in trade receivables, and higher inflows from accrued expenses and accounts payable, partially offset by an increase of inventory safety-stock levels.

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
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $539.0, $(128.4) and $(226.2) for fiscal 2026, 2025 and 2024, respectively.
The increase in cash provided by investing activities of $667.4 in fiscal 2026 as compared with fiscal 2025 was primarily driven by the cash proceeds of $750.0 in the current year from the sale of our remaining equity interest in Wella, compared to $74.0 cash proceeds in the prior year from the sale of the 20% KKW Holdings equity investment and related assets. Lower capital expenditures, mainly for marketing furniture and IT-related projects, also contributed to the decrease in cash used for investing activities year-over-year. This was partially offset by purchases of short-term investments in the current year, as well as lower cash collections of contingent consideration related to the sale of a discontinued business.
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
Net cash used in financing activities
Net cash used in financing activities was $1,161.2, $426.8 and $336.7 for fiscal 2026, 2025 and 2024, respectively.
The increase in cash used in financing activities of $734.4 in fiscal 2026 as compared to fiscal 2025 was primarily driven by long-term debt-related activity. This reflected net repayments under the Company's revolving credit facility in the current year, compared to net borrowings in the prior year, as well as higher net repayments of Senior Secured Notes, which were partially funded by proceeds from the issuance of a new Senior Note and the proceeds from the sale of the Company's remaining equity interest in Wella. Cash used in financing activities also increased due to higher payments for deferred financing fees, which included a premium payment in connection with the settlement of a Senior Note in the current year. These increases were partially offset by net proceeds from realized gains on foreign currency contracts, compared to net repayments in the prior year, and lower payments associated with forward repurchase contracts.
The increase in cash used in financing activities of $90.1 in fiscal 2025 as compared to fiscal 2024 was primarily driven by the cash proceeds from issuance of Class A Common Stock in connection with the global offering in the prior year which did not recur, and higher net repayments relating to other long-term debt. This was partially offset by higher net proceeds from the Company’s revolving credit facility and lower cash payments for deferred financing fees in the current year. Net cash used in financing activities as it relates to the forward repurchase contracts was relatively flat year-over-year, reflecting the cash payment for the settlement of the June 2022 forward repurchase contract in the prior year, and cash payments and refund for the hedge valuation adjustments in the current year.
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
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. We expect to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the twelve months ended June 30, 2026, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2, of which $9.9 was paid during fiscal 2026 and $3.3 was paid in July 2026.
For additional information on our dividends and dividend policy, respectively, see Note 20—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements and Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 20—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments are presented below as of June 30, 2026.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2027	2028	2029	2030	2031
Long-term debt obligations	$3,069.7	$569.8	$—	$849.9	$—	$1,650.0	$—
Operating lease obligations	283.6	73.5	57.9	47.0	30.9	19.7	54.6
License agreements: (a)
Royalty payments	869.0	213.3	158.6	139.2	132.3	94.6	131.0
Other contractual obligations (b)	884.0	687.4	97.6	55.1	22.4	21.5	—
Other long-term obligations:
Pension obligations (mandated) (c)	13.0	3.0	2.8	2.6	2.4	2.2	—
Total	$5,119.3	$1,547.0	$316.9	$1,093.8	$188.0	$1,788.0	$185.6

(a) Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for our products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table above. Actual royalty payments and advertising and promotional spending are expected to be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected above.
(b) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.
(c) Represents future contributions to our pension and other postretirement benefit plans over the next five years mandated by local regulations or statutes. Subsequent funding requirements cannot be reasonably estimated as the return on plan assets in future periods, as well as future assumptions, are not known.
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $189.9 as of June 30, 2026, as we are unable to predict when, or if, any payments would be made. See Note 15—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $74.7 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2026 related to the 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 19—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value of this noncontrolling interest.
The table excludes $142.4 of preferred stock, which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2026. Given the provisions of the associated Put rights, Convertible Series B Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 20—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.
The table excludes amounts related to our remaining forward repurchase contracts. See Note 20—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion.
Contingencies
From time to time, our Brazilian subsidiaries receive tax assessments from local, state, and federal tax authorities in Brazil. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$1,117.9 million (approximately $216.1) as of June 30, 2026. See Note 23—Legal and Other Contingencies for more details on these tax assessments.

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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded net foreign currency (losses) gains of $(1.8), $(21.7) and $(18.1) in fiscal 2026, 2025 and 2024, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of our euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. The outstanding foreign exchange forward contracts matured by the end of the first quarter of fiscal year 2026, and the Company did not extend these contracts beyond that maturity date. Net (losses) gains of $10.6, $(3.8) and $(16.5) in fiscal 2026, 2025 and 2024, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net (loss) income as a result of balance sheet transactional exposures. We use a combination of foreign currency forward contracts when necessary to offset these exposures. As of June 30, 2026, in the event of a 10% increase in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $(44.9) decrease in the fair value of these forward contracts, which would be offset by an increase in the underlying foreign currency exposures.
Interest Rate Risk Management
We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates primarily in the U.S. and Europe. All of our long-term debt outstanding as of June 30, 2026 is fixed rate debt, other than debt outstanding under our revolving credit facility, which is subject to variable interest rates. Because of variable rate debt under our revolving credit facility, we are exposed to changes in interest rates as discussed in Note 13—Debt. If interest rates had been 10% higher and all other variables were held constant, (Loss) income before income taxes in fiscal 2026 would increase by $2.3.
We may reduce our exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts would result in recognizing a fixed interest rate for the portion of our variable rate debt that was hedged. This would reduce the negative and positive impact of increases in the variable rates over the term of the contracts. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value. We had no outstanding interest rate swap contracts as of June 30, 2026.
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
Equity Investment Risk
As of June 30, 2026, we no longer have any outstanding equity investments in equity securities of privately-held companies.
In addition, we entered into forward repurchase contracts in December 2022 and November 2023 with three large financial institutions to hedge for potential $200.0 and $294.0 share buyback programs of share repurchases in 2025 and 2026, respectively. In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to fiscal 2026. Subsequently, in January 2026, the Company entered into amendment agreements with all of the counterparties to extend maturity dates of both the December 2022 and November 2023 forward repurchase contracts by one year to January 2027. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net within the Consolidated Statements of Operations. Our primary exposure is the movements of our stock price during the contract period, which may be volatile and is likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of our Company or of other peer companies in the industry, market perceptions concerning the macroeconomic, social or political developments, industry conditions, changes in government regulation and the securities market trends. We estimate that an immediate, hypothetical 10% decline in our stock price would result in a $10.3 decrease in the fair value of these forward repurchase contracts and reduce our (Loss) income before income taxes. Such a decline would not trigger a Hedge Valuation Adjustment, as discussed in Liquidity and Capital Resources. Any realized gains or losses resulting from such fair value changes would occur if we elect to terminate the forward repurchase contracts prior to or on maturity. Refer to Note 20—Equity and Convertible Preferred Stock.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $2.3 as of June 30, 2026. Management believes the risk of material loss under these hedging contracts is remote.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.8 and $3.1 and bank guarantees of $17.7 and $16.0 as of June 30, 2026 and 2025, respectively.
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
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represented 2%, 2% and 1% of gross revenue after customer discounts and allowances in fiscal 2026, 2025 and 2024, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 11%, 10%, and 9% in fiscal 2026, 2025 and 2024, respectively.
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

Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets
Goodwill
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill is allocated and evaluated at the reporting unit level, which are the Company’s operating segments. We identify our reporting units by assessing whether the components of our reporting segments constitute businesses for which discrete financial information is available, and management of each reporting unit regularly reviews the operating results of those components. The Company allocates goodwill to one or more reporting units that are expected to benefit from synergies of the business combination.
Goodwill is not amortized but is evaluated for impairment at least annually as of May 1, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
When performing our annual assessment of goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing our qualitative assessment, we consider the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. Additionally, the Company considers the relationship between its market capitalization and the estimated fair values of its reporting units, including periods of sustained declines in its stock price. We evaluate the totality of events and circumstances and if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative impairment test.
Quantitative impairment testing for goodwill is based upon the fair value of a reporting unit as compared to its carrying value. We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units. Further, we estimate fair values of reporting units using significant estimates and assumptions. The impairment loss recognized would be the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
The assumptions made to estimate the fair value of reporting units will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists. To determine the fair value of the reporting units, we use either a combination of the income and market approaches or solely the income approach, when the market approach is less representative of fair value. We believe either the blended approach or the income approach are indicative of the factors a market participant would consider when performing a similar valuation.
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
Results
There were no impairments of goodwill at our reporting units in fiscal 2025 and 2024.
In fiscal 2026, there were asset impairment charges of $237.1 recorded to the Consumer Beauty reporting unit. In the third quarter of fiscal 2026, due to continuing stock price declines and decreased market capitalization for the Company, as well as reduced forecasts for Consumer Beauty, the Company performed a quantitative impairment test.
Based on the impairment test performed as of March 31, 2026, the fair value of the Prestige reporting unit exceeded its carrying value by 3.7%. To determine the fair value of the Prestige reporting unit, we used annual revenue growth rates of up to 6.0%, and a discount rate of 11.75%.
For the Consumer Beauty reporting unit test performed as of March 31, 2026, the Company determined that its carrying value exceeded its estimated fair value, resulting in an asset impairment charge of $237.1 related to goodwill. To determine the fair value of our Consumer Beauty reporting unit as of March 31, 2026, we used annual revenue growth rates of up to 2.4% and a discount rate of 11.50%.
Based on the annual impairment test performed on May 1, 2026, we determined that it is not more likely than not that the fair value of each of the reporting units is less than their respective carrying amount as of that date. Consequently, there were no goodwill impairment charges recorded as a result of the annual impairment test performed on May 1, 2026.
Based on the most recent quantitative impairment test performed as of March 31, 2026, adverse changes in key valuation assumptions, including annual revenue growth rates or the discount rate, could result in additional impairment charges. The fair value of the Prestige reporting unit would fall below its carrying value if the annual revenue declined 160 basis points, or the discount rate increased by 75 basis points. With regard to the Consumer Beauty reporting unit, if the annual revenue declined 25 basis points it may cause an additional impairment of $35.0. If the discount rate increased by 25 basis points, it may cause an additional impairment of $43.0.
Some of the inherent estimates and assumptions used in determining fair value of goodwill are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the negative market trends and competitive conditions in the color cosmetics market, particularly in the United States and some European markets, combined with broader macroeconomic disruptions and the potential financial impact on the Company’s business, there can be no assurance that the Company's estimates and assumptions regarding the macroeconomic factors made for purposes of the goodwill interim impairment testing performed during our 2026 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of goodwill, it is possible changes could occur due to other market conditions or changes in our discount rates. The Company will continue to monitor its goodwill for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, or significant declines in operating results of the Company’s reporting units. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets consist of indefinite-lived trademarks (“trademarks”) that are not amortized, but are evaluated for impairment at least annually as of May 1, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Trademarks are tested for impairment on a brand level basis.
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
The carrying value of our trademarks was $626.7 as of June 30, 2026, and is comprised of trademarks for the following brands: CoverGirl of $215.8, Max Factor of $41.9, Sally Hansen of $113.8, Philosophy of $84.7, and other trademarks totaling $170.5.
Results
On May 1, 2024, we performed our annual impairment testing of our trademarks and determined that no adjustments to carrying values were required. In fiscal 2025, we recorded total impairments on our trademarks of $212.8.
During fiscal 2026, we recorded total impairments on our trademarks of $125.7. In the third quarter, the Company was adversely impacted by sales declines within mass fragrance and color cosmetics, particularly within the United States and Europe. As a result, the Company determined that an impairment measurement for certain other intangible assets was warranted as of March 31, 2026. Based on the evaluation of future cash flows of these trademarks, we recorded an impairment charge of $125.7 related to the CoverGirl ($50.6), Sally Hansen ($48.5), Max Factor ($22.5) and Bourjois ($4.1) trademarks within the Consumer Beauty segment.
For the quantitative impairment test performed as of March 31, 2026, the fair value of the CoverGirl trademark fell below its carrying value using annual growth rates of up to 2.0% and a discount rate of 13.2%. The fair value of the Sally Hansen trademark fell below its carrying value using annual revenue growth rates of up to 2.0% and a discount rate of 12.5%. The fair value of the Max Factor trademark fell below its carrying value using annual revenue growth rates of up to 2.0% and a discount rate of 15.3%. The fair value of the Bourjois trademark fell below its carrying value using annual revenue growth rates of up to 2.0% and a discount rate of 21.2%.
Based on the May 1, 2026 annual impairment test, we determined that it is not more likely than not that the fair value of each of our trademarks is less than their carrying amount as of that date. Consequently, there were no impairment charges recorded as a result of the annual impairment test performed on May 1, 2026.
Based on the most recent quantitative impairment test performed as of March 31, 2026, adverse changes in key valuation assumptions, including annual revenue growth rates or the discount rate, could result in additional impairment charges. For instance, with regard to the CoverGirl trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of $2.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $9.0. With regards to the Sally Hansen trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of $1.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $5.0. With regards to the Max Factor trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of less than $1.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $1.0. With regards to the Bourjois trademark, if the annual revenue declined by 100 basis points it may cause an additional impairment of less than $1.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of less than $1.0. The fair value of Philosophy would fall below its carrying value if the annual revenue declined 1,600 basis points, or the discount rate increased by 200 basis points.
Some of the inherent estimates and assumptions used in determining fair value of the indefinite-lived other intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the negative market trends and competitive conditions in the color cosmetics market, particularly in the United States and some European markets, combined with broader macroeconomic disruptions and the potential financial impact on the Company’s business, there can be no assurance that the Company's estimates and assumptions regarding the macroeconomic factors made for purposes of the indefinite-lived intangible asset interim impairment testing performed during our 2026 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the other indefinite-lived intangible assets, it is possible changes could occur. Regarding the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its indefinite-lived trademarks for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s trademarks. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future, it is reasonably likely the Company will be required to record impairment charges in the future.
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
During fiscal years 2026, 2025 and 2024, we recorded asset impairment charges of $9.1, nil and $1.7, respectively, to Property and equipment, net and nil, nil and nil, respectively to Operating lease right-of-use assets, primarily relating to the abandonment of equipment or leases no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
None.
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
Our management, with the participation of our Interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 9B. Other Information.
During the three months ended June 30, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of the SEC’s Regulation S-K).
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
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2026 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2026 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2026 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2026 Proxy Statement.
For equity compensation plan information, see “Equity Compensation Plan Information” in Part II, Item 5 hereof, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2026 Proxy Statement.
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

2.9
Purchase Agreement, dated as of November 18, 2019, by and among King Kylie Holdings, LLC, KMJ 2018 Irrevocable Trust, Kylie Jenner Inc., King Kylie, LLC, Coty Inc. and solely for the purpose of Section 6.7 and Section 6.13, KKJ 2018 Irrevocable Trust (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020).

2.10
Purchase and Sale Agreement, dated December 18, 2025, by and among Coty JV Holding S.à r.l., Tides Holdco Limited and Rainbow JVCo Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2025).

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
4.6
Indenture, dated as of November 30, 2021, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 30, 2021).

4.7	Form of 4.750% Senior Secured Notes due 2029 (included in Exhibit 4.6)
4.8
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

4.9
Pledge and Security Agreement, dated as of November 30, 2021, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 30, 2021).

4.10
Indenture, dated as of July 26, 2023, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

4.11	Form of 6.625% Senior Secured Notes due 2030 (included in Exhibit 4.10).
4.12
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

4.13
Pledge and Security Agreement, dated as of July 26, 2023, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

4.14
Indenture, dated as of May 30, 2024, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, Deutsche Bank Trust Company Americas, as trustee, registrar and collateral agent, and Deutsche Bank AG, London Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024).

4.15	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.14).
4.16
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

4.17
Pledge and Security Agreement, dated as of May 30, 2024, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 30, 2024).

4.18
Indenture, dated as of October 15, 2026, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC and Deutsche Bank Trust Company Americas, as trustee, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).

4.19	Form of 5.600% Senior Notes due 2031 (included in Exhibit 4.18)
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

10.14
Amendment No. 6 (Refinancing Amendment), dated as of July 11, 2023, by and among Coty Inc., Coty B.V., the other loan parties party thereto, the refinancing revolving lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2023)

10.15
Shareholders’ Agreement, dated December 18, 2025, by and between Coty JV Holding S.à r.l., Tides Holdco Limited and Tides Holdco Blocker Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2025).

10.16	Secondment Agreement, dated as of December 16, 2025, between JAB Partners UK Ltd. and Coty Management BV.†
10.17
Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.18
Offer Letter dated as of September 29, 2023, between Coty Inc. and Kristin Blazewicz (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.19	Offer Letter dated June 27, 2024, between Coty Inc. and Kristin Blazewicz (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 20, 2024).†
10.20	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†

10.21
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

10.23	Offer Letter, dated December 5, 2020, Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.24
Offer Letter dated as of November 26, 2021 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2022).†

10.25
Offer Letter dated as of June 14, 2022 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 25, 2022).†

10.26
Offer Letter dated as of June 8, 2023, between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on August 20, 2024).†

10.27
Offer Letter dated as of September 28, 2023, between Coty Management B.V. and Laurent Mercier. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.28	Employment Agreement dated June 28, 2024 between Laurent Mercier and Coty SAS (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2026).†
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

10.32	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†
10.33	Separation Agreement dated December 20, 2025 between Sue Nabi and Coty Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2026).†
10.34
Employment Agreement dated February 2, 2026 among Markus Strobel, Coty SAS and Coty Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2026).†

10.35	Restricted Stock Unit Award Terms and Conditions for Markus Strobel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2026).†
10.36	Option Award Terms and Conditions for Markus Strobel (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2026).†
10.37
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.38	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.39
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.40
Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on November 3, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Q filed on November 6, 2020).†

10.41
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

10.43	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.44
Amended and Restated Coty Inc. Stock Plan for Directors, as adopted November 3, 2020. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †

10.45	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 20, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Markus Strobel	Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer)	August 20, 2026
(Markus Strobel)
/s/Laurent Mercier	Chief Financial Officer (Principal Financial Officer)	August 20, 2026
(Laurent Mercier)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 20, 2026
(Ayesha Zafar)
/s/Frank Engelen	Director	August 20, 2026
(Frank Engelen)
/s/Joachim Creus	Director	August 20, 2026
(Joachim Creus)
/s/Patricia Capel	Director	August 20, 2026
(Patricia Capel)
/s/Carsten Fischer	Director	August 20, 2026
(Carsten Fischer)
/s/Alia Gogi	Director	August 20, 2026
(Alia Gogi)
/s/Robert Kunze-Concewitz	Director	August 20, 2026
(Robert Kunze-Concewitz)
/s/Carla Liuni	Director	August 20, 2026
Carla Liuni)
/s/Stephanie Plaines	Director	August 20, 2026
(Stephanie Plaines)

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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2026 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2026.
The Company's internal control over financial reporting as of June 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Markus Strobel	/s/Laurent Mercier
Markus Strobel	Laurent Mercier
Interim Chief Executive Officer	Chief Financial Officer

August 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2026, of the Company and our report dated August 20, 2026, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
August 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coty Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Consumer Beauty and Prestige Reporting Unit Valuations – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description
The Company assesses goodwill at least annually for impairment, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same level as the Company’s operating segments. The reporting units’ fair values are based on either a combination of the income and market approaches or solely the income approach, when the market approach is less representative of fair value. Under the income approach, the fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. Under the market approach, when applicable, information is utilized from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting units being tested, to value the reporting unit. The key estimates and factors used in these approaches include revenue growth rates and profit margins based on internal forecasts, specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment, when applicable, as well as historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. During fiscal 2026, the Company recorded an impairment charge of $237.1 million for the Consumer Beauty reporting unit as the fair value was lower than the carrying value. As of June 30, 2026, the goodwill balance was $3,809.7 million, of which $594.3 million and $3,215.4 million pertained to the Consumer Beauty and Prestige reporting units, respectively.

Given the significant judgments made by management to estimate fair value for the Consumer Beauty and Prestige reporting units, especially those related to forecasted revenue growth rates and profit margins and selection of the discount rates and market multiples, when applicable, and the difference between the fair values and carrying values for these reporting units, performing audit procedures to evaluate the reasonableness of forecasted revenue growth rates and profit margins and selection of the discount rates and market multiples, when applicable, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted revenue growth rates and profit margins and the selection of the discount rates and market multiples, when applicable, for the Consumer Beauty and Prestige reporting units included the following, among others:
•We tested the effectiveness of controls over goodwill, including those over the forecasted revenue growth rates and profit margins and the selection of the discount rates and market multiples, when applicable.
•We evaluated management’s ability to accurately forecast revenue growth rates and profit margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasted revenue growth rates and profit margins by comparing management’s forecasts with:
◦Historical cash flows and trends;
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management’s forecasts, including consideration of the effects related to the current macroeconomic environment.
•We evaluated the impact of changes in management’s forecasts from the interim impairment measurement test to June 30, 2026.
•With the assistance of our fair value specialists, we evaluated the valuation approaches, discount rates, and market multiples, when applicable, including testing the underlying source information and the mathematical accuracy of the calculations, and developing independent estimates and comparing those to the respective discount rates and market multiples, when applicable, selected by management.
Other Intangible Assets, net – CoverGirl and Sally Hansen Trademark Valuations – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description
The Company assesses indefinite-lived other intangible assets (trademarks) at least annually for impairment, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Trademarks are tested for impairment on a brand level basis. The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the trademark. An impairment loss is recognized when the estimated fair value of the trademark is less than the carrying value. Fair value calculations require significant judgments in determining both the trademarks’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demand, operating results estimates, or the application of alternative assumptions could produce significantly different results. During fiscal 2026, the Company recorded impairment charges of $50.6 million and $48.5 million for the CoverGirl and Sally Hansen trademarks, respectively, as the fair values were lower than the carrying values. As of June 30, 2026, the carrying values of the CoverGirl and Sally Hansen trademarks were $215.8 million and $113.8 million, respectively.

Given the significant judgments made by management to estimate fair value of the CoverGirl and Sally Hansen trademarks, especially those related to forecasted revenue growth rates, selection of the discount rates, and the difference between the fair values and carrying values, performing audit procedures to evaluate the reasonableness of forecasted revenue growth rates and selection of the discount rates for these trademarks required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
•We evaluated the impact of changes in management’s forecasts from the interim impairment measurement test to June 30, 2026.
•With the assistance of our fair value specialists, we evaluated the valuation approach and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing independent estimates and comparing those to the respective discount rates selected by management.

/s/ Deloitte & Touche LLP
New York, New York
August 20, 2026

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2026	2025	2024
Net revenues	$5,806.6	$5,892.9	$6,118.0
Cost of sales	2,154.6	2,072.0	2,178.8
Gross profit	3,652.0	3,820.9	3,939.2
Selling, general and administrative expenses	3,107.9	3,103.4	3,162.4
Amortization expense	262.0	186.9	193.4
Restructuring costs	0.8	76.7	36.7
Asset impairment charges	362.8	212.8	—
Operating (loss) income	(81.5)	241.1	546.7
Interest expense, net	155.2	214.2	252.0
Other expense, net	373.5	371.7	90.2
(Loss) income before income taxes	(610.2)	(344.8)	204.5
(Benefit) provision for income taxes	(20.0)	5.4	95.1
Net (loss) income	(590.2)	(350.2)	109.4
Net income attributable to noncontrolling interests	7.5	5.3	5.3
Net income attributable to redeemable noncontrolling interests	7.1	12.4	14.7
Net (loss) income attributable to Coty Inc.	$(604.8)	$(367.9)	$89.4
Amounts attributable to Coty Inc.
Net (loss) income	$(604.8)	$(367.9)	$89.4
Convertible Series B Preferred Stock dividends	(13.2)	(13.2)	(13.2)
Net (loss) income attributable to common stockholders	$(618.0)	$(381.1)	$76.2

Earnings (losses) per common share
(Losses) earnings per common share - basic	$(0.70)	$(0.44)	$0.09
(Losses) earnings per common share - diluted	$(0.70)	$(0.44)	$0.09

Weighted-average common shares outstanding:
Basic	877.4	870.9	874.4
Diluted	877.4	870.9	883.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended June 30,
	2026	2025	2024
Net (loss) income	$(590.2)	$(350.2)	$109.4
Other comprehensive income (loss):
Foreign currency translation adjustment	1.0	58.6	(128.3)
Net unrealized derivative gain/(loss) on cash flow hedges, net of taxes of $0.4, $1.4 and $(1.1), respectively	0.8	(3.2)	1.4
Pension and other post-employment benefits, net of taxes of $(0.5), $(3.8) and $2.7, respectively	10.7	6.4	(5.8)
Total other comprehensive income (loss), net of tax	12.5	61.8	(132.7)
Comprehensive loss	(577.7)	(288.4)	(23.3)
Comprehensive income attributable to noncontrolling interests:
Net income	7.5	5.3	5.3
Foreign currency translation adjustment	(0.5)	(0.1)	—
Total comprehensive income attributable to noncontrolling interests	7.0	5.2	5.3
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	7.1	12.4	14.7
Foreign currency translation adjustment	(0.1)	0.2	—
Total comprehensive income attributable to redeemable noncontrolling interests	7.0	12.6	14.7
Comprehensive loss attributable to Coty Inc.	$(591.7)	$(306.2)	$(43.3)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$176.1	$257.1
Restricted cash	12.8	13.3
Trade receivables—less allowances of $32.6 and $29.0, respectively	525.8	526.4
Inventories	838.7	794.5
Prepaid expenses and other current assets	364.3	362.0
Total current assets	1,917.7	1,953.3
Property and equipment, net	650.0	709.2
Goodwill	3,809.7	4,062.2
Other intangible assets, net	2,775.6	3,214.8
Equity investments	—	1,002.0
Operating lease right-of-use assets	226.9	265.7
Deferred income taxes	637.9	561.6
Other noncurrent assets	182.6	138.9
TOTAL ASSETS	$10,200.4	$11,907.7
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,875.0	$1,890.0
Short-term debt and current portion of long-term debt	14.4	3.5
Current operating lease liabilities	65.2	64.4
Income and other taxes payable	119.8	66.8
Other current liabilities	466.1	513.6
Total current liabilities	2,540.5	2,538.3
Long-term operating lease liabilities	182.9	221.8
Long-term debt, net	3,033.4	3,955.5
Pension and other post-employment benefits	254.3	283.8
Deferred income taxes	384.6	467.6
Other noncurrent liabilities	425.6	485.1
TOTAL LIABILITIES	6,821.3	7,952.1
COMMITMENTS AND CONTINGENCIES (Note 23)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding, at June 30, 2026 and 2025, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	74.7	94.2
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.0 issued and outstanding, at June 30, 2026 and 2025, respectively	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 974.3 and 966.5 issued and 880.5 and 872.3 outstanding at June 30, 2026 and 2025, respectively	9.7	9.6
Additional paid-in capital	11,366.9	11,329.8
Accumulated deficit	(5,878.2)	(5,266.4)
Accumulated other comprehensive loss	(720.3)	(733.4)
Treasury stock—at cost, shares: 93.8 and 94.3 at June 30, 2026 and 2025, respectively	(1,788.4)	(1,796.9)
Total Coty Inc. stockholders’ equity	2,989.7	3,542.7
Noncontrolling interests	172.3	176.3
Total equity	3,162.0	3,719.0
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$10,200.4	$11,907.7
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2023	1.0	—	919.3	$9.1	$10,898.6	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			33.0	0.3	342.1					342.4		342.4
Reacquired Class A Common Stock for employee taxes and cancellation of restricted stock								0.8	—	—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			9.8	0.2	13.3					13.5		13.5
Shares withheld for employee taxes					(21.0)					(21.0)		(21.0)
Share-based compensation expense					88.5					88.5		88.5
Equity Investment contribution for share-based compensation					2.1					2.1		2.1
Changes in dividends accrued					—					—		—
Repurchase of Class A Common Stock pursuant to forward repurchase contracts								27.0	(350.6)	(350.6)		(350.6)
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid- Convertible Series B Preferred Stock					—					—		—		(13.2)
Net income						89.4				89.4	5.3	94.7	14.7
Other comprehensive loss							(132.7)			(132.7)	—	(132.7)	—
Distributions to noncontrolling interests, net										—	(7.0)	(7.0)	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(2.4)					(2.4)		(2.4)	2.4
BALANCE—June 30, 2024	1.0	$—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2024	1.0	—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4
Exercise of employee stock options and restricted stock units and issuance of restricted stock			4.4	—	—					—		—
Shares withheld for employee taxes					(13.5)					(13.5)		(13.5)
Share-based compensation expense					49.9					49.9		49.9
Equity Investment contribution for share-based compensation					0.6					0.6		0.6
Changes in dividends accrued					—					—		—
Repurchase of Class A Common Stock pursuant to forward repurchase contracts										—		—
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid - Convertible Series B Preferred Stock										—		—		(13.2)
Net (loss) income						(367.9)				(367.9)	5.3	(362.6)	12.4
Other comprehensive income (loss)							61.7			61.7	(0.1)	61.6	0.2
Distributions to noncontrolling interests, net										—	(13.5)	(13.5)	(14.0)
Adjustment of redeemable noncontrolling interests to redemption value					(2.0)					(2.0)		(2.0)	2.0
BALANCE—June 30, 2025	1.0	$—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2025	1.0	—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4
Exercise of employee stock options and restricted stock units and issuance of restricted stock			7.8	0.1	(0.1)					—		—
Reissuance of treasury stock					(1.5)	(7.0)		(0.5)	8.5	—		—
Shares withheld for employee taxes					(8.8)					(8.8)		(8.8)
Share-based compensation expense					46.1					46.1		46.1
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid - Convertible Series B Preferred Stock										—		—		(13.2)
Net (loss) income						(604.8)				(604.8)	7.5	(597.3)	7.1
Other comprehensive income							13.1			13.1	(0.5)	12.6	(0.1)
Distributions to noncontrolling interests, net										—	(11.0)	(11.0)	(11.9)
Adjustment of redeemable noncontrolling interests to redemption value					14.6					14.6		14.6	(14.6)
BALANCE—June 30, 2026	1.0	$—	974.3	$9.7	$11,366.9	$(5,878.2)	$(720.3)	93.8	$(1,788.4)	$2,989.7	$172.3	$3,162.0	$74.7	$142.4

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(590.2)	$(350.2)	$109.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	482.2	420.0	421.1
Non-cash lease expense	62.8	62.3	61.6
Goodwill and intangible asset impairment charges	362.8	212.8	—
Deferred income taxes	(154.9)	(87.5)	(9.8)
Provision for bad debts	8.8	6.3	2.7
Provision for pension and other post-employment benefits	9.9	10.2	8.6
Share-based compensation	46.3	50.0	88.8
Impairment and losses on disposal of long-lived assets, net	13.8	76.1	3.9
Losses (gains) from equity investments, net	194.0	85.6	(21.7)
Foreign exchange effects	(9.3)	24.9	14.8
Losses on forward repurchase contracts, net	117.3	255.2	76.3
Other	67.6	39.7	46.5
Change in operating assets and liabilities:
Trade receivables	(5.4)	(81.1)	(104.5)
Inventories	(50.5)	4.8	67.2
Prepaid expenses and other current assets	21.2	64.1	(11.0)
Accounts payable and accrued expenses	13.6	(167.9)	(49.1)
Other current liabilities	41.9	(61.7)	64.1
Operating lease liabilities	(59.6)	(57.4)	(58.4)
Income and other taxes payable	31.1	(38.5)	(77.3)
Other noncurrent assets	2.7	(38.2)	(4.3)
Other noncurrent liabilities	(68.3)	63.1	(14.3)
Net cash provided by operating activities	537.8	492.6	614.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(189.6)	(215.0)	(245.2)
Proceeds from contingent consideration, license agreements, and sale of other long-lived assets, net	9.3	12.6	19.0
Proceeds from sale of equity investments and related assets	750.0	74.0	—
Purchases of short-term investments	(30.7)	—	—
Net cash provided by (used in) investing activities	539.0	(128.4)	(226.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	12.5	—	—
Proceeds from revolving loan facilities	2,056.8	2,492.5	2,458.6
Repayments of revolving loan facilities	(2,096.8)	(2,122.6)	(2,673.7)
Proceeds from issuance of other long term debt	899.2	—	1,824.1
Repayments of term loans and other long term debt	(1,760.4)	(490.6)	(1,936.5)
Net proceeds from issuance of Class A Common Stock	—	—	355.9
Dividend payments on Common Stock and Convertible Series B Preferred Stock	(13.2)	(13.3)	(13.4)
Net proceeds from (payments for) foreign currency contracts	21.3	(22.0)	(7.3)
Distributions to redeemable noncontrolling interests and noncontrolling interests	(26.5)	(23.9)	(24.0)
Payments related to forward repurchase contracts and settlement, including hedge valuation adjustment	(210.1)	(288.4)	(242.6)

Refunds related to hedge valuation adjustment	—	61.8	—
Payments of deferred financing fees and premium on bond extinguishment	(31.6)	(2.0)	(47.1)
All other	(12.4)	(18.3)	(30.7)
Net cash used in financing activities	(1,161.2)	(426.8)	(336.7)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.9	12.4	(14.9)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(81.5)	(50.2)	36.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	270.4	320.6	283.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$188.9	$270.4	$320.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$174.9	$218.9	$205.7
Cash paid during the year for income taxes, net of refunds received	101.7	95.4	172.6
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$74.6	$86.2	$108.0
Non-cash exchange of forward repurchase contracts for treasury stock	—	—	150.6
Fair value of Wella Distribution Rights (see Note 10 - Equity Investment)	58.0	—	—
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2026” refer to the fiscal year ended June 30, 2026. When used in this Annual Report on Form 10-K, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the assessment of goodwill, other intangible assets and long-lived assets for impairment, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions, including those resulting from continuing changes in the economic environment, will be reflected in the Consolidated Financial Statements in future periods.
Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2026 and 2025, the Company had restricted cash of $12.8 and $13.3, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balances as of June 30, 2026 and 2025 primarily consists of collections of factored receivables that remain unremitted to the factor, and the remainder provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows.

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
Goodwill and other intangible assets with indefinite lives are not amortized but are evaluated for impairment annually as of May 1 or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing its qualitative assessment, the Company considers the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. Additionally, the Company considers the relationship between its market capitalization and the estimated fair values of its reporting units, including periods of sustained declines in its stock price. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative impairment test.
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
The Company’s payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant.
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment, and the Company’s decision to continue to support new and existing brands. Returns represented 2%, 2% and 1% of gross revenue after customer discounts and allowances in fiscal 2026, 2025 and 2024, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 11%, 10%, and 9% in fiscal 2026, 2025 and 2024, respectively.
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
Advertising and promotional costs are expensed as incurred and totaled $1,607.1, $1,574.4 and $1,625.5 in fiscal 2026, 2025 and 2024, respectively. Included in advertising and promotional costs are $111.6, $115.7, and $113.6 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2026, 2025 and 2024, respectively. Research and development costs are expensed as incurred and totaled $121.2, $123.0 and $126.8 in fiscal 2026, 2025 and 2024, respectively.

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
The fair value of stock options with a service condition is determined using the Black-Scholes valuation model. The fair value of stock options with a market condition is determined using a Monte Carlo simulation model.
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
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net losses of $(1.8), $(21.7) and $(18.1) in fiscal 2026, 2025 and 2024, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net gains/(losses) of $10.6, $(3.8) and $(16.5) in fiscal 2026, 2025 and 2024, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The Company adopted the ASU prospectively in the first quarter of fiscal 2026 and included the required disclosures in its Annual Report on Form 10-K for the year ended June 30, 2026. The adoption of this standard did not have any impact on the Company's financial position, results of operations, or cash flows.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standards Update(s)	Topic	Effective Period	Summary
2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028	In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization from each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted, but not required. The Company plans to adopt the standard and make the additional required annual disclosures beginning in the fourth quarter of fiscal 2028 and the required interim disclosures beginning in the first quarter of fiscal 2029.
2025-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal 2027
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

2025-06	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Fiscal 2029	In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively, retrospectively, or on a modified prospective basis. The ASU will be effective for Coty in the first quarter of fiscal 2029. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements.
2025-11	Interim Reporting (Topic 270): Narrow-Scope Improvements	Fiscal 2028	In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this update on our interim statements and related disclosures.
2025-12	Codification Improvements	Fiscal 2028
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Interim Chief Executive Officer (“Interim CEO”) as the CODM.
Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes stock compensation expense, restructuring and realignment costs, costs related to acquisition and divestiture activities and impairments of long-lived assets. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
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

	Year Ended June 30, 2026
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$3,805.8	$2,000.8	$—	$5,806.6
Less: (a)
Cost of sales	1,162.0	986.1	6.5	2,154.6
Advertising and consumer promotion costs	1,107.5	499.6	—	1,607.1
Other segment items(b)	1,091.8	957.7	76.9	2,126.4
Operating income (loss)	$444.5	$(442.6)	$(83.4)	$(81.5)

Reconciliation:

Operating loss				$(81.5)
Interest expense, net				155.2
Other expense, net				373.5
Loss before income taxes				$(610.2)

Other segment disclosures:
Depreciation and amortization	$334.5	$147.7	$—	$482.2

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
(b) Other segment items primarily include administrative costs, logistics costs, stock compensation expense, amortization of definite-lived intangible assets, restructuring costs, impairments of long-lived assets, goodwill and intangibles, transactional foreign exchange gains/losses, bad debt expense, and other miscellaneous costs.
For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	As of June 30,
Long-lived assets:	2026	2025
U.S.	$2,781.0	$3,077.5
Netherlands	2,787.7	3,220.9
Brazil	463.8	440.4
All other	1,202.8	1,247.4
Total	$7,235.3	$7,986.2
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant, excluding Travel Retail and export sales. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2026, 2025 and 2024. The United States had net revenues of $1,431.3, $1,453.3 and $1,617.7 in fiscal 2026, 2025 and 2024, respectively. No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2026, 2025 and 2024.
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
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues:

	Year Ended June 30,
PRODUCT CATEGORY	2026	2025	2024
Fragrances	67.3%	67.4%	63.9%
Color Cosmetics	23.6%	23.7%	26.4%
Body Care & Other	5.3%	5.3%	6.1%
Skincare	3.8%	3.6%	3.6%
Total	100.0%	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2026, 2025 and 2024 are presented below:

	Year Ended June 30,
	2026	2025	2024
Fixed Cost Reduction Plan	$(0.3)	$75.0	$—
Current Restructuring Actions and Other	(4.5)	1.7	36.7
Consumer Beauty Restructuring	5.6	—	—
Total	$0.8	$76.7	$36.7

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The related liability balance and activity of restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2025	$104.2	$—	$0.3	$104.5
Restructuring charges	34.5	—	0.1	34.6
Payments	(34.0)	(0.1)	(0.5)	(34.6)
Changes in estimates	(33.8)	—	—	(33.8)
Non-cash utilization	—	—	—	—
Effect of exchange rates	(1.0)	—	0.2	(0.8)
Balance—June 30, 2026	$69.9	$(0.1)	$0.1	$69.9

Fixed Cost Reduction Plan
On April 24, 2025, the Company announced a new plan to strengthen its operating model and simplify its fixed cost structure (the “Fixed Cost Reduction Plan”). During 2026, management reassessed certain initiatives within the Fixed Cost Reduction Plan and determined that several programs were being redesigned. As a result, approximately $22.5 of accrued restructuring was reversed due to the abandonment of certain actions planned as part of the prior year Fixed Cost Reduction Plan. During the current year, the Company recorded an accrual for approximately $22.0 for additional cost reduction actions primarily related to the Company’s European operations. Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The related liability balances were $50.1 and $74.1 at June 30, 2026 and 2025, respectively. The Company currently estimates that the total remaining accrual will result in cash expenditures of approximately $32.2 and $17.9 in fiscal 2027 and 2028 and thereafter, respectively.
Current Restructuring Actions and Other
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The liability balances, which consisted primarily of employee severance, were $14.2 and $30.4 at June 30, 2026 and 2025, respectively. The Company currently estimates that the total remaining accrual will result in cash expenditures of approximately $13.3 and $0.9 in fiscal 2027 and 2028 and thereafter, respectively.
Consumer Beauty Restructuring
During June 2026, the Company implemented a plan to sharpen its focus, simplify Consumer Beauty’s innovation, processes and improve service quality to its brands and consumers (“Consumer Beauty Restructuring”). This newly announced plan is on-going in the US and will have a global impact in fiscal year 2027. The cumulative restructuring charges, which have been recorded in Corporate, and the related liability balance, were $5.6 at June 30, 2026. The Company currently estimates that the total accrual will result in cash expenditures of approximately $5.1 and $0.5 in fiscal 2027 and 2028 and thereafter, respectively.
5. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The net amount factored under factoring facilities was $164.1 and $211.8 as of June 30, 2026 and 2025, respectively. The aggregate (gross) amount of trade receivable invoices factored on a worldwide basis amounted to $1,364.1 and $1,568.9 in fiscal 2026 and 2025, respectively. Remaining balances due from factors amounted to $3.9 and $3.8 as of June 30, 2026 and 2025, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $7.4, $9.2 and $10.3 in fiscal 2026, 2025 and 2024, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of receivables is presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
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
6. INVENTORIES
Inventories as of June 30, 2026 and 2025 are presented below:

	June 30, 2026	June 30, 2025
Raw materials	$209.2	$211.4
Work-in-process	8.2	11.2
Finished goods	621.3	571.9
Total inventories	$838.7	$794.5
7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2026 and 2025 are presented below:

	June 30, 2026	June 30, 2025
Prepaid marketing, copyright and agency fees	$83.6	$98.4
Other	280.7	263.6
Total prepaid expenses and other current assets	$364.3	$362.0
8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2026 and 2025 are presented below:

	June 30, 2026	June 30, 2025
Land, buildings and leasehold improvements	$451.5	$450.9
Machinery and equipment	753.0	750.7
Marketing furniture and fixtures	595.8	605.0
Computer equipment and software	823.0	817.3
Construction in progress	56.2	76.0
Property and equipment, gross	2,679.5	2,699.9
Accumulated depreciation	(2,029.5)	(1,990.7)
Property and equipment, net	$650.0	$709.2
Depreciation expense of property and equipment totaled $220.2, $233.1 and $227.7 in fiscal 2026, 2025 and 2024, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During fiscal 2026, 2025 and 2024, the Company recorded asset impairment charges of $9.1, nil and $1.7 respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The fiscal 2026 and 2024 impairment charges primarily related to leasehold improvements and marketing furniture following the termination of the Orveda license and the abandonment of machinery and equipment, respectively.
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
During fiscal year 2026, the Company recorded $237.1 of goodwill impairment within the Consumer Beauty reporting unit. During fiscal years 2025 and 2024, the Company recorded no impairments of goodwill at the Company’s reporting units. During fiscal years 2026, 2025, and 2024, the Company recorded total impairments of $125.7, $212.8 and nil, respectively, related to indefinite-lived other intangible assets. Additionally, the Company recorded no impairments on finite-lived other intangible assets during fiscal years 2026, 2025, and 2024.
In the third quarter of fiscal 2026, due to continuing stock price declines and decreased market capitalization for the Company, as well as reduced forecasts for Consumer Beauty, the Company performed a quantitative impairment test. As a result of the quantitative test, during the third quarter of fiscal 2026, the Company recognized goodwill impairment charges of $237.1 within the Consumer Beauty Segment and asset impairment charges of $125.7 related to the CoverGirl, Max Factor, Sally Hansen, and Bourjois trademarks within the Consumer Beauty Segment. These impairments were recorded as Asset impairment charges in the Consolidated Statements of Operations.
To determine the fair value of our Consumer Beauty reporting unit during the third quarter fiscal 2026 quantitative impairment test, the Company used annual revenue growth rates of up to 2.4% and a discount rate of 11.50%. The Company determined the fair value of the CoverGirl trademark using annual growth rates of up to 2.0% and a discount rate of 13.2%. The Company determined the fair value of the Sally Hansen trademark using annual revenue growth rates of up to 2.0% and a discount rate of 12.5%. The Company determined the fair value of the Max Factor trademark using annual revenue growth rates of up to 2.0% and a discount rate of 15.3%. The Company determined the fair value of the Bourjois trademark using annual revenue growth rates of up to 2.0% and a discount rate of 21.2%.
The Company recorded no additional impairment charges related to goodwill and indefinite-lived other intangible assets as of May 1, 2026, the date of our annual impairment test.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Goodwill
Goodwill as of June 30, 2026, 2025 and 2024 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2024	$6,214.6	$1,731.2	$7,945.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2024	$3,104.3	$801.4	$3,905.7

Changes during the year ended June 30, 2025
Foreign currency translation	125.5	31.0	156.5

Gross balance at June 30, 2025	$6,340.1	$1,762.2	$8,102.3
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2025	$3,229.8	$832.4	$4,062.2

Changes during the year ended June 30, 2026
Impairment Charges	—	(237.1)	(237.1)
Foreign currency translation	(14.4)	(1.0)	(15.4)

Gross balance at June 30, 2026	6,325.7	1,761.2	8,086.9
Accumulated impairments	(3,110.3)	(1,166.9)	(4,277.2)
Net balance at June 30, 2026	$3,215.4	$594.3	$3,809.7
Other Intangible Assets, net
    Other intangible assets, net as of June 30, 2026 and 2025 are presented below:

	June 30, 2026	June 30, 2025
Indefinite-lived other intangible assets	$626.7	$761.0
Finite-lived other intangible assets, net	2,148.9	2,453.8
Total Other intangible assets, net	$2,775.6	$3,214.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2024	$1,889.5	$1,889.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2024	$944.6	$944.6

Changes during the year ended June 30, 2025
Impairment charges (a)	(212.8)	(212.8)
Foreign currency translation	29.2	29.2

Gross balance at June 30, 2025	$1,918.7	$1,918.7
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at June 30, 2025	$761.0	$761.0

Changes during the year ended June 30, 2026
Impairment charges	(125.7)	(125.7)
Foreign currency translation	(8.6)	(8.6)

Gross balance at June 30, 2026	$1,910.1	$1,910.1
Accumulated impairments	(1,283.4)	(1,283.4)
Net balance at June 30, 2026	626.7	626.7

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2025
License and collaboration agreements *	$3,765.8	$(1,614.9)	$(19.6)	$2,131.3
Customer relationships	766.0	(568.9)	(5.5)	191.6
Trademarks	318.2	(208.4)	(0.5)	109.3
Product formulations and technology	87.8	(66.2)	—	21.6
Total	$4,937.8	$(2,458.4)	$(25.6)	$2,453.8
June 30, 2026
License and collaboration agreements	$3,695.3	$(1,817.7)	$(19.6)	$1,858.0
Customer relationships	760.7	(581.0)	(5.5)	174.2
Trademarks	316.0	(218.7)	(0.5)	96.8
Product formulations and technology	87.5	(67.6)	—	19.9
Total	$4,859.5	$(2,685.0)	$(25.6)	$2,148.9

* On March 21, 2025, the KKW Collaboration Agreement was terminated pursuant to the KKW Sale Agreement. As such, the Company derecognized the remaining KKW Collaboration Agreement carrying amount of $142.5 as of the termination date.
Amortization expense totaled $262.0, $186.9 and $193.4 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives: (1)

Description
License and collaboration agreements	14.7
Customer relationships	14.5
Trademarks	13.4
Product formulations and technology	18.3
As of June 30, 2026, the remaining weighted-average life of all intangible assets subject to amortization is 14.6 years. (1)
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below: (1)

2027	$125.7
2028	121.9
2029	119.6
2030	115.7
2031	115.1
(1) The remaining weighted-average life of all intangible assets subject to amortization and the estimated aggregate amortization expense reflects the impact of the early termination of the Gucci License. Refer to Note 25 — Subsequent Events.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
10. EQUITY INVESTMENTS
On December 18, 2025, the Company completed the sale of its remaining 25.8% equity interest in Wella to an entity affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Under the terms of the Purchase and Sale Agreement, the Company received $750.0 in cash consideration and a right to future proceeds from a subsequent sale or initial public offering of Wella, after KKR achieves a preferred return (the "Wella Distribution Rights"). The fair value of the Wella Distribution Rights recognized at the closing date was $58.0, and is included in Other noncurrent assets in the Consolidated Balance Sheets.
Accordingly, the total consideration recognized from the sale was $808.0, consisting of cash proceeds of $750.0 and the fair value of the Wella Distribution Rights of $58.0.
The Company recognized a loss on sale of $201.9 included in Other expense (income), net in the Consolidated Statements of Operations as a result of this transaction for the year ended June 30, 2026.

Cash proceeds	$750.0
Wella Distribution Rights	58.0
Total consideration	808.0

Less:
Wella investment carrying value	1,003.0
Transaction and other costs to sell	6.9

Loss on sale of Wella investment	$(201.9)
The fair value of the Wella Distribution Rights was estimated using a Monte Carlo simulation incorporating significant unobservable inputs, including expected volatility of Wella’s equity value based on historical volatility of comparable companies. The Monte Carlo simulation incorporated multiple scenarios for Wella’s enterprise value, including timing of exit, and distribution waterfall provisions. The fair value of the Wella Distribution Rights is classified as Level 3 within the fair value hierarchy. Changes in fair value are recorded in Other expense (income), net in the Consolidated Statement of Operations.
The following table presents a reconciliation of the Wella Distribution Rights measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy:

Balance at initial recognition (December 18, 2025)	$58.0
Total unrealized gains (losses) included in earnings	(19.0)
Balance at June 30, 2026	$39.0
During fiscal 2026, the fair value of the Wella Distribution Rights decreased by $19.0, primarily due to the reduction in the remaining time to the assumed exit dates used in the valuation model.
The estimated fair value remains sensitive to changes in the unobservable inputs used in the valuation model. Increases in expected equity volatility would generally result in a higher fair value. The valuation reflects discrete assumed exit dates. Accordingly, as time progresses toward those dates, the remaining time to exit decreases, which may reduce the time value component of the instrument, all else equal. Changes in assumptions regarding the nature, probability and timing of liquidity events, timing of proceeds, and the estimated enterprise value of Wella could also have a significant impact on the fair value of the Wella Distribution Rights. Due to the use of multiple interdependent assumptions in the Monte Carlo simulation, the Company does not isolate the impact of individual inputs; however, reasonably possible changes in the significant unobservable inputs could result in a material increase or decrease in the fair value.
As a result of the sale of the remaining 25.8% equity interest in Wella, the Company no longer holds any equity interest in Wella as of June 30, 2026.
The Company's equity investment, which is presented within Equity investments in the Consolidated Balance Sheets, as of June 30, 2026 is summarized as follows:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2026	June 30, 2025
Equity investment at fair value:
Wella (a)	—	1,002.0

Total equity investment	$—	$1,002

(a) As of June 30, 2025, the Company's stake in Wella was 25.8%.
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
The following table presents summarized financial information of the Company’s former equity method investees for the years ended June 30, 2026 and 2025. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations information:	Year Ended June 30, 2026	Year Ended June 30, 2025
Net revenues	$1,526.9	$2,692.9
Gross profit	1,054.6	1,842.3
Operating income	191.8	230.9
Income (loss) before income taxes	109.3	33.4
Net loss	66.0	(15.0)

Amounts included for the year ended June 30, 2026 related to the investment in Wella include activity through the sale of the Wella investment on December 18, 2025.

Summarized Balance Sheet information:	June 30, 2025
Current assets	$1,133.8
Noncurrent assets	4,177.9
Total assets	5,311.7
Current liabilities	991.6
Noncurrent liabilities	2,762.9
Total liabilities	3,754.5

Summarized balance sheet information relates to Wella as of June 30, 2025. The Company no longer held an equity interest in Wella as of June 30, 2026 following the sale of its investment on December 18, 2025.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
11. OTHER CURRENT LIABILITIES
Other current liabilities as of June 30, 2026 and 2025 consist of the following:

	June 30, 2026	June 30, 2025
Compensation and other compensation related benefits	$147.2	$111.6
Other	318.9	402.0
Total other current liabilities	$466.1	$513.6

12. SUPPLIER FINANCING PROGRAMS
The Company facilitates voluntary supplier finance programs which allow participating suppliers to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers negotiate arrangements directly with the financial institution. If a supplier chooses to participate in the program, it may request an invoice be paid prior to its scheduled due date and the financial institution, at its discretion, may elect to make an early payment to the supplier at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's participation in the arrangement. The Company has not pledged any assets as security under its supplier finance programs.
The total amounts due to the financial intermediaries, which are included in Accounts payable on our Consolidated Balance Sheets, to settle supplier invoices under supplier finance programs as of June 30, 2026 and 2025, are as follows:

	June 30, 2026	June 30, 2025
Obligations outstanding at the beginning of period	$32.1	$27.8
Invoices confirmed during the year	157.9	101.4
Confirmed invoices paid during the year	(142.0)	(97.1)
Obligations outstanding at the end of period	$48.0	$32.1

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
13. DEBT

	June 30, 2026	June 30, 2025
Short-term debt	$12.3	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026	—	350.0
2026 Euro Senior Secured Notes due April 2026	—	820.0
2027 Euro Senior Secured Notes due May 2027 (b)	569.8	585.7
2028 Euro Senior Secured Notes due September 2028	—	585.7
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2031 Dollar Senior Secured Notes due January 2031	900.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	349.9	407.3
Finance lease obligations & other long term debt	6.2	9.7
Total debt	3,088.2	4,008.4
Less: Short-term debt and current portion of long-term debt	(14.4)	(3.5)
Total Long-term debt	3,073.8	4,004.9
Less: Unamortized financing fees and discounts on long-term debt	(40.4)	(49.4)
Total Long-term debt, net	$3,033.4	$3,955.5

(a) As described further below in Recent Developments, a covenant suspension period was in effect from September 2024 until July 2026 for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) As of June 30, 2026, the 2027 Euro Senior Secured Notes due May 2027 in the amount of €500.0 million, respectively, are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through the 2023 Coty Revolving Credit Facility.
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. As of June 30, 2026 and 2025, total available lines of credit were $61.9 and $47.1, with overdraft borrowings of $12.3 and $0.0 outstanding, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 3.2% to 17.2% and from 2.9% to 17.9% as of June 30, 2026 and 2025, respectively. The weighted-average interest rate on short-term debt outstanding was 5.7% and 0.0% as of June 30, 2026 and 2025, respectively. In addition, the Company had undrawn letters of credit of $4.8 and $3.1 and bank guarantees of $17.7 and $16.0 as of June 30, 2026 and 2025, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2026 and 2025:

Facility	Maturity Date	Borrowing Capacity (in millions) as of June 30, 2026	Interest Rate Terms	Applicable Interest Rate as of June 30, 2026	Debt Discount	Repayment Schedule
Fiscal 2026 and 2025
2027 Euro Senior Secured Notes	May 2027	€500.0	4.50% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024	4.50%	N/A(b)	Payable in full at maturity date
2028 Euro Senior Secured Notes	September 2028	Repaid in full	5.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024	5.75%	N/A(b)	Repaid in full
2029 Dollar Senior Secured Notes	January 2029	$500.0	4.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022	4.75%	N/A(b)	Payable in full at maturity date
2030 Dollar Senior Secured Notes	July 2030	$750.0	6.625% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2024	6.625%	N/A(b)	Payable in full at maturity date
2031 Dollar Senior Secured Notes	January 2031	$900.0	5.600% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on October 15, 2025	5.600%	N/A(b)	Payable in full at maturity date
2023 Coty Revolving Credit Facility (f) (g)	July 2028	$1,670.0 and €300.0	SOFR (a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company's total net leverage ratio (c) (d) (e)	SOFR + 1.25% (interest rate spread)	N/A(b)	Payable in full at maturity date
2026 Dollar Senior Secured Notes	April 2026	Repaid in full	5.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	5%	N/A(b)	Repaid in full
2026 Euro Senior Secured Notes	April 2026	Repaid in full	3.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	3.875%	N/A(b)	Repaid in full
2026 Euro Notes	April 2026	Repaid in full	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Repaid in full

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement, as amended.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio (as calculated in accordance with the 2018 Coty Credit Agreement). As of June 30, 2026 and 2025, the applicable rate on the unused commitment fee was 0.20% and 0.25%, respectively.
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
On December 30, 2025, the Company used the proceeds from the sale of its investment in Wella to redeem all of the Company’s 2028 Euro Senior Secured Notes (as defined below).
On April 15, 2026, the Company repaid €250.0 million (approximately $294.7) of the remaining 2026 Euro Senior Secured Notes using proceeds from the 2023 Coty Revolving Credit Facility.
On July 9, 2026, the Company received a rating downgrade. As a result, the covenant suspension related to our Senior Secured Notes is no longer applicable, and the related covenants, guarantees and collateral, as applicable, have been reinstated.
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
On November 30, 2021, the Company issued an aggregate principal amount of $500.0 of 4.75% senior secured notes due 2029 (“2029 Dollar Senior Secured Notes”) in a private offering. Coty received gross proceeds of $500.0 in connection with the offering of the 2029 Dollar Senior Secured Notes.
On July 26, 2023, the Company issued an aggregate principal amount of $750.0 of 6.625% senior secured notes due 2030 (“2030 Dollar Senior Secured Notes”) in a private offering. Coty received net proceeds of $740.6 in connection with the offering of the 2030 Dollar Senior Secured Notes.
On September 19, 2023, the Company issued an aggregate principal amount of €500.0 million of 5.750% senior secured notes due 2028 (“2028 Euro Senior Secured Notes”) in a private offering. Coty received net proceeds of €493.8 million in connection with the offering of the 2028 Euro Senior Secured Notes. On December 30, 2025, the Company used proceeds from the sale of the Wella investment to redeem €500.0 million (approximately $588.9) of the 2028 Euro Senior Secured Notes. The 2028 Euro Senior Secured Notes were redeemed at a price in excess of their carrying amount, resulting in a premium on redemption of €14.4 million (approximately $16.9), which was included in Other expense, net, in the Consolidated Statements of Operations.
On May 30, 2024, the Company issued an aggregate principal amount of €500.0 million of 4.50% senior secured notes due 2027 (“2027 Euro Senior Secured Notes”) in a private offering. Coty received net proceeds of €493.7 million in connection with the offering of the 2027 Euro Senior Secured Notes.
The 2026 Dollar Senior Secured Notes, 2026 Euro Senior Secured Notes, 2027 Euro Senior Secured Notes, 2028 Euro Senior Secured Notes, 2029 Dollar Senior Secured Notes, 2030 Dollar Senior Secured Notes, and 2031 Dollar Senior Secured Notes are collectively referred to as the “Senior Secured Notes”.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
•for the 2027 Euro Senior Secured Notes, and the 2030 Dollar Senior Secured Notes, the collateral security, the guarantees and certain covenants will be released;
•for the 2029 Dollar Senior Secured Notes, the collateral security relating to the co-issuers and guarantors, the guarantees and certain covenants will be released; and
•for the 2031 Dollar Senior Secured Notes, the collateral security, the guarantees and certain covenants will be released;
in each case subject to reinstatement if those ratings agencies withdraw their investment grade rating for the respective notes. As of September 2024, each of the Senior Secured Notes achieved an investment grade rating from two ratings agencies, and therefore, the applicable collateral release and covenant suspension periods were in effect from September 2024 until July 2026 for the respective Senior Secured Notes as described above. Refer to the Recent Developments section above for discussion of the investment grade rating.
Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the Senior Secured Notes prior to, and on or after, May 15, 2026 for the 2027 Euro Senior Secured Notes, January 15, 2025 for the 2029 Dollar Senior Secured Notes, and July 15, 2026 for the 2030 Dollar Senior Secured Notes, and December 15, 2030 for the 2031 Dollar Senior Secured Notes (the “Early Redemption Dates”).
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
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into an amended and restated credit agreement (the “2018 Coty Credit Agreement”), which, as previously disclosed, was amended most recently in July 2023.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the “2023 Coty Revolving Credit Facility”). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate (“SOFR”) loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period.
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
On December 6, 2024, the Company redeemed the remaining €180.3 million (approximately $190.6) of the 2026 Euro Notes.
Deferred Financing Costs
The Company wrote off unamortized deferred financing fees and discounts of $6.4, $1.6, and $8.2 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The write-offs of the unamortized deferred financing fees and unamortized debt discounts are included in Other expense, net in the Consolidated Statements of Operations. Additionally, the Company capitalized deferred financing fees of $15.5, nil, and $49.2, during the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In the case of the 2023 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	June 30, 2026		June 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,719.8	$2,684.1	$3,591.4	$3,632.7
2018 Coty Credit Agreement	349.9	349.9	407.3	407.3
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of June 30, 2026, are presented below:

Fiscal Year Ending June 30,
2027	$569.8
2028	—
2029	849.9
2030	—
2031	1,650.0
Thereafter	—
Total	$3,069.7
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
June 30, 2026 through July 11, 2028	4.00 to 1.00

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
As of June 30, 2026, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

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
The following table provides additional information about the Company’s operating leases for the fiscal years ended June 30, 2026, 2025 and 2024.

Lease Cost:	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024
Operating lease cost	$73.8	$74.4	$74.5
Short-term lease cost	3.8	3.3	3.4
Variable lease cost	44.0	44.4	41.7
Sublease income	(10.1)	(13.4)	(16.7)
Net lease cost	$111.5	$108.7	$102.9
Other information:
Operating cash outflows from operating leases	(71.5)	(69.3)	$(72.0)
Right-of-use assets obtained in exchange for lease obligations	32.4	60.9	$32.6

Weighted-average remaining lease term - real estate	5.8 years	6.2 years	6.8 years
Weighted-average discount rate - real estate leases	4.32%	4.29%	4.52%

Future minimum lease payments for the Company’s operating leases as of June 30, 2026 are as follows:

Fiscal Year Ending June 30,
2027	$73.5
2028	57.9
2029	47.0
2030	30.9
2031	19.7
Thereafter	54.6
Total future lease payments	283.6
Less: imputed interest	(35.5)
Total present value of lease liabilities	$248.1
Current operating lease liabilities	65.2
Long-term operating lease liabilities	182.9
Total operating lease liabilities	$248.1

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
15. INCOME TAXES
(Loss) income before income taxes in fiscal 2026, 2025 and 2024 is presented below:

	Year Ended June 30,
	2026	2025	2024
United States	$(531.3)	$(696.0)	$(591.1)
Foreign	(78.9)	351.2	795.6
Total	$(610.2)	$(344.8)	$204.5
The components of the Company’s total provision (benefit) for income taxes during fiscal 2026, 2025 and 2024 are presented below:

	Year Ended June 30,
	2026	2025	2024
(Benefit) provision for income taxes:
Current:
Federal	$13.5	$(7.8)	$1.2
State and local	3.8	3.4	(3.5)
Foreign	117.6	97.3	107.2
Total	134.9	92.9	104.9
Deferred:
Federal	5.8	(20.2)	(36.7)
State and local	(8.1)	(16.9)	(16.7)
Foreign	(152.6)	(50.4)	43.6
Total	(154.9)	(87.5)	(9.8)
(Benefit) provision for income taxes	$(20.0)	$5.4	$95.1

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2026 is presented below:

	Amount	Tax Rate
U.S. Federal statutory tax rate	$(128.1)	21.0%
State and local income tax, net of federal (national) income tax effect (a)	$(3.4)	0.6%
Foreign tax effects
Brazil
Foreign rate differential	$9.1	(1.5)%
State incentive credits	$(17.0)	2.8%
Other	$(1.1)	0.2%
Switzerland
Participation exemption on Wella sale	$(34.0)	5.6%
Other	$9.9	(1.6)%
Netherlands
Foreign rate differential	$(19.3)	3.2%
Nondeductible impairment	$31.6	(5.2)%
Other	$13.7	(2.2)%
Germany
Other	$(11.4)	1.9%
Other Foreign Jurisdictions	$15.0	(2.5)%
Effect of changes in tax laws or rates enacted in the current period	$—	—%
Effect of cross-border tax laws (b)	$104.3	(17.1)%
Tax credits	$—	—%
Changes in valuation allowances	$5.7	(0.9)%
Nontaxable or nondeductible items
Nondeductible impairment	$20.0	(3.3)%
Other	$8.9	(1.5)%
Changes in unrecognized tax benefits	$(12.5)	2.0%
Other	$(11.4)	1.9%
Total	$(20.0)	3.3%

(a)State taxes in California, Illinois, New Jersey, Florida, North Carolina, Texas, Maryland and Pennsylvania make up the majority (greater than 50%) of the tax effect in this category.
(b)Includes the impact of any tax credits

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2025 and 2024 is presented below:

	Year Ended June 30,
	2025	2024
Income (loss) before income taxes	$(344.8)	$204.5
Provision for income taxes at statutory rate	$(72.4)	$42.9
State and local taxes—net of federal benefit	(10.6)	(15.9)
Foreign tax differentials	(0.1)	20.9
Change in valuation allowances	97.8	38.9
Change in unrecognized tax benefit	34.3	(15.5)
Permanent differences—net	43.9	7.6
Non-deductible executive stock compensation	11.0	19.7
Currency Loss	8.3	(22.5)
Russia exit uncertain tax position release	(10.0)	—
Principal relocation revaluation	—	27.6
Nondeductible Interest Expense	6.8	12.1
Swiss Tax Credits-net of valuation allowance	(2.4)	(37.8)
Tax Rate Change Deferred Tax Liability Revaluation	—	24.2
Brazil tax recovery benefit	(78.5)	—
Swiss Impairment	(31.2)	—
Other	8.5	(7.1)
Provision for income taxes	$5.4	$95.1
Effective income tax rate	(1.6)%	46.5%

The 3.3% effective tax rate in fiscal 2026 results from reporting losses before income taxes and a benefit for income taxes. The unfavorable impacts to the rate were primarily driven by the following items:
•a 17.1% unfavorable impact to the effective tax rate due to the effect of U.S cross border tax law items;
•a 8.5% unfavorable impact to the effective tax rate due to goodwill impairment that is not tax deductible.
These unfavorable rate drivers were partially offset by the following favorable rate drivers:
•a 2.8% favorable impact to the effective tax rate due to state incentive credits in Brazil;
•a 5.6% favorable impact due to the Company’s sale of its remaining interest in Wella.
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
•a 9.0% favorable impact due to a tax deductible impairment in Switzerland on its investment in subsidiaries.

Significant components of deferred income tax assets and liabilities as of June 30, 2026 and 2025 are presented below:

	June 30, 2026	June 30, 2025
Deferred income tax assets:
Inventories	$8.7	$4.4
Accruals and allowances	91.0	64.1
Sales returns	16.1	16.3
Share-based compensation	5.1	4.0
Employee benefits	36.5	46.5
Net operating loss carry forwards and tax credits	442.3	376.3
Capital loss carry forwards	29.9	29.8
Interest expense limitation carry forward	210.2	173.5
Lease liability	21.0	16.1
Principal relocation lease	308.8	347.6
Property, plant and equipment	2.5	42.0
Derivative Instruments	26.6	70.5
Investment in partnerships	13.9	—
Other	77.2	63.0
Less: valuation allowances	(287.7)	(274.1)
Net deferred income tax assets	1,002.1	980.0
Deferred income tax liabilities:
Intangible assets	675.6	753.6
Licensing rights	29.9	29.9
Right of use asset	18.5	22.8
Investment in partnerships	—	48.3
Other	24.9	31.7
Deferred income tax liabilities	748.9	886.3
Net deferred income tax (liability) asset	$253.2	$93.7

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The expirations of tax loss carry forwards, amounting to $889.2 as of June 30, 2026, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2027	$—	$—	$9.8	$9.8
2028	—	—	20.1	20.1
2029	—	—	23.0	23.0
2030	—	—	42.9	42.9
2031 and thereafter	—	424.8	368.6	793.4
Total	$—	$424.8	$464.4	$889.2
The total valuation allowances recorded are $287.7 and $274.1 as of June 30, 2026 and 2025, respectively. In fiscal 2026, the change in the valuation allowance was primarily due to an increase in valuation allowance on U.S. interest expense limitation carryforwards and certain foreign net operating losses.
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2026	2025	2024
UTBs—July 1	$240.8	$215.3	$235.5
Additions based on tax positions related to the current year	1.5	1.2	1.3
Additions for tax positions of prior years	4.2	50.8	15.8
Reductions for tax positions of prior years	(11.0)	(6.0)	(19.0)
Settlements	(0.3)	(0.3)	(1.2)
Lapses in statutes of limitations	(6.6)	(33.1)	(17.8)
Foreign currency translation	1.9	12.9	0.7
UTBs—June 30	$230.5	$240.8	$215.3
As of June 30, 2026, the Company had $230.5 of UTBs of which $153.6 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2026 and 2025, the liability associated with UTBs, including accrued interest and penalties, is $189.9 and $194.3, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
The Company accrued interest of $(0.5), $7.1 and $(2.4), respectively, in fiscal 2026, 2025 and 2024. The Company accrued penalties of $0.2 in fiscal 2026 and immaterial penalties in fiscal 2025, and no penalties in fiscal 2024. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2026 and 2025 is $36.0 and $36.6, respectively.
The Company is present in approximately 40 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2026 and 2025, the Company recognized a tax benefit of $6.9 and $33.4 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward. It is possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the statute of limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
A summary of income taxes paid in 2026, net of refunds received, is as follows:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Amount
U.S. Federal	$22.5
U.S. State and Local (a)	4.2
Foreign
Spain	12.2
France	9.3
Germany	5.9
Mexico	6.8
Netherlands	9.4
Singapore	5.3
United Arab Emirates	5.4
Other	20.7
Total	$101.7
(a) No single state or local jurisdiction accounts for more than 5% of the total income taxes paid.
16. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2026, 2025 and 2024 is presented below:

	Year Ended June 30,
	2026	2025	2024
Interest expense	$184.2	$227.0	$251.6
Foreign exchange (gains) losses, net of derivative contracts	(10.6)	3.8	16.5
Interest income	(18.4)	(16.6)	(16.1)
Total interest expense, net	$155.2	$214.2	$252.0
17. EMPLOYEE BENEFIT PLANS
Savings and Retirement Plans
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
During fiscal 2026, 2025 and 2024, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $13.7, $15.4 and $15.6, respectively, and the defined contribution expense for the international savings plans was $11.4, $11.6 and $10.9, respectively.
Pension Plans
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Settlements and Curtailments for Pension Plans
The Company recognized curtailment losses (gains) of $(0.3), nil, and $0.1 during the years ended June 30, 2026, 2025 and 2024, respectively. Additionally, the Company recognized settlement losses (gains) of $0.1, $(0.5), and nil of which $0.3, nil, and nil were related to restructuring actions during the years ended June 30, 2026, 2025 and 2024, respectively, offset by non-restructuring activity. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense (income), net in the Consolidated Statements of Operations.
Plan Amendments for Pension Plans
There were no significant Plan amendments as of June 30, 2026.
Other Post-Employment Benefit Plans (“OPEB”)
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

The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2026	2025	2026	2025	2026	2025	2026	2025
Change in benefit obligation
Benefit obligation—July 1	$11.3	$12.5	$373.0	$361.0	$31.0	$31.7	$415.3	$405.2
Service cost	—	—	5.9	5.5	0.3	0.4	6.2	5.9
Interest cost	0.6	0.6	12.5	12.3	1.6	1.6	14.7	14.5
Plan participants’ contributions	—	—	1.6	1.8	0.1	0.1	1.7	1.9
Plan amendments	—	—	(0.4)	0.1	—	—	(0.4)	0.1
Benefits paid	(1.3)	(1.3)	(18.5)	(17.0)	(1.6)	(2.0)	(21.4)	(20.3)
Premiums paid	—	—	(0.7)	(0.7)	—	—	(0.7)	(0.7)
Pension curtailment	—	—	(0.3)	—	—	—	(0.3)	—
Other (a)	—	—	(0.5)	(14.7)	—	—	(0.5)	(14.7)
Pension settlement	—	—	(7.5)	(1.1)	—	—	(7.5)	(1.1)
Actuarial loss (gain)	—	(0.5)	(7.5)	(8.7)	(1.6)	(1.0)	(9.1)	(10.2)
Effect of exchange rates	—	—	(9.1)	34.5	—	0.2	(9.1)	34.7
Benefit obligation—June 30	$10.6	$11.3	$348.5	$373.0	$29.8	$31.0	$388.9	$415.3

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$129.9	$128.0	$0.2	$0.2	$130.1	$128.2
Actual return on plan assets	—	—	14.6	5.0	—	—	14.6	5.0
Employer contributions	1.3	1.3	16.6	16.1	1.5	1.9	19.4	19.3
Plan participants’ contributions	—	—	1.6	1.8	0.1	0.1	1.7	1.9
Benefits paid	(1.3)	(1.3)	(18.5)	(17.1)	(1.6)	(2.0)	(21.4)	(20.4)
Premiums paid	—	—	(0.7)	(0.7)	—	—	(0.7)	(0.7)
Plan settlements	—	—	(7.5)	(1.2)	—	—	(7.5)	(1.2)
Other (a)	—	—	(0.5)	(14.7)	—	—	(0.5)	(14.7)
Effect of exchange rates	—	—	(3.1)	12.7	—	—	(3.1)	12.7
Fair value of plan assets—June 30	—	—	132.4	129.9	0.2	0.2	132.6	130.1
Funded status—June 30	$(10.6)	$(11.3)	$(216.1)	$(243.1)	$(29.6)	$(30.8)	$(256.3)	$(285.2)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

(a) In connection with the P&G Beauty business acquisition in 2016, the Company assumed certain international pension and OPEB obligations and assets (the “P&G plans”). At that time, the P&G plans had an active legal dispute that was resolved during fiscal 2023, resulting in $16.2 of additional assets being paid to the Coty plans. The projected benefit obligation also increased $16.2 during fiscal 2023 to reflect the liability to distribute these funds to the employees who were originally in the P&G plans. During fiscal 2026, $0.5 of these assets were paid out. During fiscal 2025, $14.7 of these assets were paid out.
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2026 and 2025, are presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2026	2025	2026	2025	2026	2025	2026	2025
Noncurrent assets	$—	$—	$3.2	$2.9	$—	$—	$3.2	$2.9
Current liabilities	(1.2)	(1.3)	(1.8)	(0.9)	(2.2)	(2.1)	(5.2)	(4.3)
Noncurrent liabilities	(9.4)	(10.0)	(217.5)	(245.1)	(27.4)	(28.7)	(254.3)	(283.8)
Funded status	(10.6)	(11.3)	(216.1)	(243.1)	(29.6)	(30.8)	(256.3)	(285.2)
AOC(L)/I	0.5	1.1	72.9	59.4	15.5	17.2	88.9	77.7
Net amount recognized	$(10.1)	$(10.2)	$(143.2)	$(183.7)	$(14.1)	$(13.6)	$(167.4)	$(207.5)

The projected benefit obligation actuarial gain of $7.5 for the fiscal year ended June 30, 2026 was primarily driven by increases in discount rates since the fiscal year ended June 30, 2025. The projected benefit obligation actuarial gain of $9.2 for the fiscal year ended June 30, 2025 was primarily driven by the adjustment in the pension increase assumption for the German plans and the updates to the withdrawal rates for the French plans since the fiscal year ended June 30, 2024. The actuarial gain was partially offset by the asset loss of $0.3 as a result of lower than expected asset performance in Germany and Switzerland.

During fiscal 2026 and fiscal 2025, the retiree medical and life insurance plan experienced a gain on the liability of $1.6 and $1.0, respectively, primarily driven by changes in pre-65 medical claim costs and retirees and spouses waiving medical coverage. The gain was slightly offset by a decrease in the discount rate and increases in the medical trend assumption.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $10.6 and $11.3 as of June 30, 2026 and 2025, respectively. The accumulated benefit obligation for international defined benefit pension plans was $340.9 and $364.3 as of June 30, 2026 and 2025, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2026	2025	2026	2025	2026	2025	2026	2025
Projected benefit obligation	$10.6	$11.3	$286.5	$357.6	$10.6	$11.3	$334.0	$357.6
Accumulated benefit obligation	10.6	11.3	282.5	349.9	10.6	11.3	282.5	349.9
Fair value of plan assets	—	—	70.0	112.3	—	—	115.4	112.3

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2026	2025	2024	2026	2025	2024	2026	2025	2024	2026	2025	2024
Service cost	$—	$—	$—	$5.9	$5.5	$5.1	$0.3	$0.4	$0.5	$6.2	$5.9	$5.6
Interest cost	0.6	0.6	0.7	12.5	12.3	12.8	1.6	1.6	1.5	14.7	14.5	15.0
Expected return on plan assets	—	—	—	(5.1)	(5.2)	(4.8)	—	—	—	(5.1)	(5.2)	(4.8)
Amortization of prior service (credit) cost	—	—	—	(0.2)	(0.1)	(0.1)	—	—	(0.2)	(0.2)	(0.1)	(0.3)
Amortization of net (gain) loss	(0.6)	0.1	(0.9)	(1.7)	(1.2)	(2.4)	(3.2)	(3.3)	(3.5)	(5.5)	(4.4)	(6.8)
Settlements (gain) loss recognized	—	—	—	0.1	(0.5)	—	—	—	—	0.1	(0.5)	—
Curtailment (gain) loss recognized	—	—	—	(0.3)	—	(0.1)	—	—	—	(0.3)	—	(0.1)
Net periodic benefit cost	$—	$0.7	$(0.2)	$11.2	$10.8	$10.5	$(1.3)	$(1.3)	$(1.7)	$9.9	$10.2	$8.6
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net actuarial gain (loss)	$0.5	$1.1	$72.3	$59.0	$15.5	$17.2	$88.3	$77.3
Prior service credit (cost)	—	—	0.6	0.4	—	—	0.6	0.4
Total recognized in AOC(L)/I	$0.5	$1.1	$72.9	$59.4	$15.5	$17.2	$88.9	$77.7
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net actuarial gain (loss)	$—	$0.5	$17.0	$8.5	$1.6	$1.0	$18.6	$10.0
Amortization or curtailment recognition of prior service (credit) cost	—	—	(0.2)	(0.1)	—	—	(0.2)	(0.1)
Recognized net actuarial (gain) loss	(0.6)	0.1	(1.6)	(1.7)	(3.2)	(3.3)	(5.4)	(4.9)
Prior service credit (cost)	—	—	0.4	(0.1)	—	—	0.4	(0.1)
Effect of exchange rates	—	—	(2.1)	5.0	(0.1)	0.3	(2.2)	5.3
Total recognized in OCI/(L)	$(0.6)	$0.6	$13.5	$11.6	$(1.7)	$(2.0)	$11.2	$10.2
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2026	2025	2026	2025	2026	2025
Discount rates	5.1%-5.3%	5.2%-5.4%	1.4%-4.4%	1.1%-3.9%	4.3%-5.5%	3.9%-5.6%
Future compensation growth rates	N/A	N/A	1.5%-2.7%	1.0%-2.7%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2026, 2025 and 2024 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Discount rates	5.2%-5.4%	5.3%-5.4%	4.9%-5.3%	1.1%-3.9%	1.5%-3.9%	2.0%-4.2%	3.9%-5.6%	3.8%-5.4%	4.1%-5.1%
Future compensation growth rates	N/A	N/A	N/A	1.0%-2.7%	1.0%-3.2%	1.3%-3.2%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	3.5%-4.5%	3.5%-4.5%	3.5%-4.5%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2026	2025	2024
Health care cost trend rate assumed for next year	8.2%	8.7%	8.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2035	2034	2032
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
The target asset allocations for the Company’s pension plans as of June 30, 2026 and 2025, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2026	2025
Equity securities	52%	52%	49%
Fixed income securities	33%	32%	34%
Cash and other investments	15%	16%	17%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2026 and 2025 are presented below:

	Level 1		Level 2		Level 3		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Equity securities	$50.9	$47.2	$—	$—	$—	$—	$50.9	$47.2
Fixed income securities:
Corporate securities	30.2	30.6	—	—	—	—	30.2	30.6
Other:
Cash and cash equivalents	0.1	—	—	—	—	—	0.1	—
Insurance contracts and other	—	—	—	—	51.4	52.3	51.4	52.3
Total pension plan assets	$81.2	$77.8	$—	$—	$51.4	$52.3	$132.6	$130.1
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2026 and 2025 are presented below:

	June 30, 2026	June 30, 2025
Insurance contracts:
Fair value—July 1	$52.3	$56.9
Return on plan assets	4.7	1.4
Purchases, sales and settlements, net	(4.8)	(12.1)
Effect of exchange rates	(0.8)	6.1
Fair value—June 30	$51.4	$52.3
Contributions
The Company plans to contribute approximately $1.2 to its remaining U.S. pension plan and expects to contribute approximately $17.5 and $2.1 to its international pension and other post-employment benefit plans, respectively, during fiscal 2027.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2027	$1.2	$26.0	$2.1	$29.3
2028	1.2	21.4	2.3	24.9
2029	1.1	22.9	2.6	26.6
2030	1.1	22.3	2.7	26.1
2031	1.0	21.9	2.8	25.7
2032 - 2036	4.3	112.6	14.0	130.9
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
As of June 30, 2026 and 2025, the notional amounts of the outstanding forward foreign exchange contracts designated as cash flow hedges were $30.4 and $17.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. As of June 30, 2026 and 2025, the notional amounts of these outstanding non-designated foreign currency forward contracts were $1,021.5 and $1,102.5, respectively.

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
As of June 30, 2023, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $200.0, which were fully terminated in December 2023 for a cash receipt of $2.1. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination. As the forecasted interest expense under the original swap agreements was still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") was amortized over the remaining life of the swaps. The Company had no outstanding interest rate swap contracts as of June 30, 2026.
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
As of June 30, 2026 and 2025, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €879.1 million and €1,593.9 million, respectively. The designated hedge amounts were considered highly effective.
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

In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. Refer to Note 20—Equity and Convertible Preferred Stock.

In December 2024, the Company entered into an agreement to extend the maturity of the December 2022 Forward by one year to fiscal 2026. Subsequently, in January 2026, the Company entered into amendment agreements with all of the counterparties to extend both maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to January 2027. Refer to Note 20—Equity and Convertible Preferred Stock.

During the year ended June 2026, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, $10.1 in December 2025, $50.3 in February 2026, and $66.4 in March 2026. In addition, during the prior fiscal year, the Company paid $191.1 in Hedge Valuation Adjustments on the forward repurchase contracts. Refer to Note 20—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
Foreign currency borrowings classified as net investment hedges—The accumulated (loss) gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(77.1) and $(91.6) as of June 30, 2026 and 2025, respectively.
Cross-currency swap instruments classified as net investment hedges—The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(108.3) and $(113.2) as of June 30, 2026 and 2025, respectively.
Foreign exchange forward contracts classified as cash flow hedges—The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(0.3) and $(1.1) as of June 30, 2026 and 2025, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(0.3). As of June 30, 2026, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses recognized in OCI and reflected in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2026	2025	2024
Foreign exchange forward contracts	$(1.3)	$(1.1)	$2.0
Interest rate swap contracts	—	—	(0.1)
Cross-currency swap contracts	4.9	(75.6)	—
Foreign currency borrowings	14.5	(106.2)	26.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2026		2025		2024
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(2.5)	$—	$2.2	$—	$(2.6)	$—
Interest rate swap contracts:
Amount of gain reclassified from AOCI into income	—	—	—	1.3	—	2.0
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2026	2025	2024
Foreign exchange contracts	Selling, general and administrative expenses	$(0.5)	$(0.7)	$0.1
Foreign exchange contracts	Interest income (expense), net	28.0	(11.1)	(30.1)
Foreign exchange and forward repurchase contracts	Other income (expense), net	(133.0)	(291.7)	(124.2)

19. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2026, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East (“Middle East Subsidiary”). The noncontrolling interest holder in the Company’s Middle East Subsidiary had a 25% ownership share. The Company has the ability to purchase the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029 (the “Call right”). In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to additional paid-in capital (“APIC”). The Company recognized $74.7 and $94.2 as the redeemable noncontrolling interest balances as of June 30, 2026 and 2025, respectively.

Middle East Subsidiary
Percentage of redeemable noncontrolling interest	25%
Earliest exercise date(s)	December 2028
Formula of redemption value(a)	3-year average of EBIT * 6

(a) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
20. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2026, the Company’s Common Stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2026, total authorized shares of Class A Common Stock were 1,250.0 million and total outstanding shares of Class A Common Stock were 880.5 million.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In the fiscal years ended June 30, 2026, 2025, and 2024, the Company issued 7.8, 4.4, and 9.8 million shares of its Class A Common Stock, respectively, and received $0.0, $0.0, and $13.5 in cash, in connection with the exercise of employee stock options and settlement of RSUs.
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
The Company’s Majority Stockholder
During the fiscal years ended June 30, 2026, 2025 and 2024, JAB Beauty B.V. (“JAB”), the Company’s largest stock holder, acquired 0.0, 0.0 and 3.0 million shares, respectively, of Class A Common Stock in the open market.
As of June 30, 2026, JAB may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's former Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Series B Preferred Stock (the “Series B Preferred Stock”) on an if converted basis.
The Company’s then-CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 21—Share-Based Compensation Plans for additional information.
Preferred Stock
As of June 30, 2026, total authorized shares of preferred stock are 20.0 million.
Series A Preferred Stock
As of June 30, 2026, there were 1.0 million shares of Series A Preferred Stock, par value of $0.01 per share, authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
An (income) expense of $0.0, $0.0, and $(0.8), was recorded during fiscal 2026, 2025 and 2024, respectively, and has been included in Selling, general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2026 and 2025, the Company classified nil of Series A Preferred Stock as a liability, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Rainbow Aggregator L.P. (“KKR Aggregator”) of 1.0 million shares of Convertible Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and its affiliated investment funds sold 146,057 shares of Series B Preferred Stock, to HFS Holdings S.à r.l, that is beneficially owned by Peter Harf, a former director of the Company.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”) has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the twelve months ended June 30, 2026, 2025, and 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2, $13.2, and $13.2 and paid accrued dividends of $13.2, $13.2, and $13.2, respectively. As of June 30, 2026 and 2025, the Series B Preferred Stock had outstanding accrued dividends of $3.3.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Dividends - Common Stock
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the year ended June 30, 2026.
The change in dividends accrued recorded to APIC in the Consolidated Balance Sheet as of June 30, 2026 and 2025 was nil, which represents dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.0, $0.1, and $0.3 of which nil, nil, and $0.1 related to employee taxes, for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2026, 2025, and 2024, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Other current liabilities are $0.7 and $0.7 as of June 30, 2026 and 2025, respectively.
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company’s share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2026, the Company has $796.8 remaining under the Share Repurchase Program.
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
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 6.9% and 6.8%, respectively, as of June 30, 2026.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During the years ended June 2026, the Company paid Hedge Valuation Adjustments in connection with its forward repurchase contracts of $53.9 in August 2025, $13.7 in November 2025, $10.1 in December 2025, $50.3 in February 2026, and $66.4 in March 2026. In addition, during the prior fiscal year, the Company paid $191.1 in Hedge Valuation Adjustments on the forward repurchase contracts. This resulted in a downward adjustment to the initial price at acquisition for these Forwards.
In the event the Company declares and pays any cash dividends on its Class A Common Stock, the Forward Counterparties will be entitled to such dividend payments and payable at termination of the Forwards.
Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense, net in the Consolidated Statement of Operations. See Note 18 - Derivative Instruments for additional information.
The fair values of the Company’s Forwards were $(0.4) and $(77.5) as of June 30, 2026 and 2025, respectively. The Forwards are valued principally based on the change in the quoted market price of the Company’s common stock price between the inception date and the end of the period. We classify these instruments as Level 2.
Accumulated Other Comprehensive (Loss) Income

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2024	$2.1	$(23.0)	$(823.0)	$48.8	$(795.1)
Other comprehensive income (loss) before reclassifications	(0.8)	(181.8)	240.3	10.2	67.9
Net amounts reclassified from AOCI/(L) (a)	(2.4)	—	—	(3.8)	(6.2)
Net current-period other comprehensive income (loss)	(3.2)	(181.8)	240.3	6.4	61.7
Ending balance at June 30, 2025	$(1.1)	$(204.8)	$(582.7)	$55.2	$(733.4)
Other comprehensive income (loss) before reclassifications	(0.9)	19.4	(17.8)	14.9	15.6
Net amounts reclassified from AOCI/(L) (a)	1.7	—	—	(4.2)	(2.5)
Net current-period other comprehensive income (loss)	0.8	19.4	(17.8)	10.7	13.1
Ending balance at June 30, 2026	$(0.3)	$(185.4)	$(600.5)	$65.9	$(720.3)

(a) Amortization of actuarial gains of $5.5 and $5.0, net of taxes of $1.3 and $1.2, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2026 and 2025, respectively (see Note 17—Employee Benefit Plans).
21. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (“the Compensation Plans”) under which awards, including non-qualified stock options, qualified stock options, Series A Preferred Stock, RSUs, PRSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2026, 114.5 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans. As of June 30, 2026, approximately 37.8 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with new shares.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Total share-based compensation is shown in the table below:

	2026	2025	2024
Equity plan expense (a)	$46.1	$49.9	$88.5
Liability plan expense	0.2	0.1	0.3
Total share-based compensation expense(b)	$46.3	$50.0	$88.8
Income tax benefits recognized in earnings related to share-based compensation	$2.7	$2.1	$3.0
(Deficiencies) Excess tax benefits related to share-based compensation	$2.0	$(0.4)	$1.1

(a) Equity plan shared-based compensation expense of $46.1, $49.9, and $88.5 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
(b)Expenses relating to share-based awards granted to non-Coty employees (Wella) are recorded within Other expense (income), net, within the Consolidated Statement of Operations.
The share-based compensation expense for fiscal 2026, 2025, and 2024 was $46.3, $50.0, and $88.8, respectively.
As of June 30, 2026, the total unrecognized share-based compensation expense related to unvested qualified stock options, PRSUs, and restricted stock units and other share awards is $3.2, $0.7 and $39.8, respectively. The unrecognized share-based compensation expense related to unvested stock options, PRSUs, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 2.50, 1.07 and 1.98 years, respectively.
Qualified and Non-Qualified Stock Options
Qualified Stock Options

During fiscal 2026, 2025, and 2024, the Company granted 6.0 million, 0.0, and 0.0 qualified stock option awards, as described in the Long-term Equity Program for CEO section below. The Company uses the Monte Carlo model to value the outstanding qualified stock options. The fair value of the Company’s outstanding qualified stock options was estimated with the following assumptions:

2026

Expected term (in years)	3.6
Expected volatility	60.00%
Risk-free interest rate	4.10%
Expected dividend yield	—%

Expected life, in years - The expected life represented the period of time (years) that options granted were expected to be outstanding, which the Company calculated using a formula based on the vesting term and the contractual life of the respective option.

Expected volatility - The expected volatility is derived using historical stock price information for the Company’s common stock.

Risk-free interest rate - The Company based the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options.

Expected dividend yield - The Company calculated the dividend yield on shares using the expected annualized dividend rate and the stock price as of the valuation date.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding qualified stock options as of June 30, 2026 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2025	0.0	—
Granted	6.0	$2.22
Outstanding at June 30, 2026	6.0	$2.22
Vested and expected to vest at June 30, 2026	5.8	$2.22	2.5	$—
Exercisable at June 30, 2026	—		—	$—

The 6.0 million qualified stock options vest as described in the Long-term Equity Program for CEO section below.
The share-based compensation expense recognized on the qualified stock options was $0.4, $0.0 and $0.0 during fiscal 2026, 2025, and 2024, respectively.
Non-Qualified Stock Options
During fiscal 2026, 2025 and 2024, the Company did not grant any non-qualified stock option awards. The options issued prior to 2024 are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
Non-qualified stock options generally become exercisable five years from the date of the grant or on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. All grants expire ten years from the date of the grant.
The Company’s outstanding non-qualified stock options as of June 30, 2026 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2025	3.4	$13.89
Forfeited	(0.6)	$17.68
Outstanding at June 30, 2026	2.8	$13.08
Vested and expected to vest at June 30, 2026	2.8	$13.08	2.18	$—
Exercisable at June 30, 2026	2.8	$13.08	2.18	$—
Of the 2.8 million stock options outstanding at June 30, 2026, 1.1 million vested on the fifth anniversary of the grant date and 1.7 million vested on the graded vesting schedule.
As of June 30, 2026, the grant prices of the outstanding non-qualified options ranged from $11.08 to $18.55, and the grant prices for exercisable options ranged from $11.08 to $18.55.
The total intrinsic value of stock options exercised during fiscal 2026, 2025 and 2024 was $0.0, $0.0 and $1.2.
The share-based compensation expense recognized on the non-qualified stock options was $0.0, $0.1 and $0.3 during fiscal 2026, 2025 and 2024, respectively.
Series A Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for as a liability as of June 30, 2026, 2025 and 2024 and the Company recognized (income) expense of $0.0, $0.0 and $(0.8) in fiscal 2026, 2025 and 2024, respectively. Pursuant to the Series A Preferred Stock subscription agreement dated March 27, 2017, the vested Series A Preferred Stock expired on March 31, 2024. As such, the fair value of the outstanding Series A Preferred Stock was zero and no valuation was performed. See Note 20—Equity and Convertible Preferred Stock for additional information.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company has 1.0 million shares outstanding of Series A Preferred Stock as of June 30, 2026 and 2025.
Long-term Equity Program for CEO
Pursuant to the term of the amended employment agreement on May 4, 2023, the Company granted Ms. Nabi a one-time award of 10,416,667 RSUs and a total of 10,416,665 PRSUs in five equal tranches over the next five years. Ms. Nabi ceased to serve as the Company’s CEO effective December 31, 2025, and pursuant to the terms of the separation agreement on December 20, 2025, these two awards were treated in accordance with the terms discussed below.
Ms. Nabi's 10,416,667 RSUs were originally scheduled to vest and settle in shares of the Company’s Class A Common Stock, par value $0.01 per share over five years on the following vesting schedule: (i) 15% on September 1, 2024, (ii) 15% on September 1, 2025, (iii) 20% on September 1, 2026, (iv) 20% on September 1, 2027; and (v) 30% on September 1, 2028, in each case subject to Ms. Nabi’s continued employment through the applicable vesting date. As of the date of the separation agreement, the first two tranches had vested. Pursuant to the terms of the amended employment agreement, Ms. Nabi vested in the third tranche on January 2, 2026. The remaining two tranches of the RSU awards and all PRSU awards were forfeited. The previously recognized compensation expense was reversed for forfeited awards as of December 31, 2025.

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
Restricted Stock Units
During fiscal 2026, 2025 and 2024, 11.8 million, 3.6 million and 4.1 million RSUs were granted under the Omnibus Equity and Long-Term Incentive Plan (“Omnibus LTIP”) and 0.2 million, 0.3 million and 0.3 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s outstanding RSUs as of June 30, 2026 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2025	19.1	$9.72
Granted	12.0	$3.14
Vested	(9.4)	$9.17
Forfeited	(6.8)	10.37
Nonvested at June 30, 2026	14.9	$4.44
The share-based compensation expense recorded in connection with the RSUs and other share awards was $45.6, $56.4 and $78.5 during fiscal 2026, 2025 and 2024, respectively, of which $16.4, $20.5, and $36.5 related to Ms. Nabi's award, as described above.
The total intrinsic value of RSUs vested and settled during fiscal 2026, 2025 and 2024 is $36.3, $50.8 and $166.7, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Performance Restricted Stock Units
During fiscal 2026, 2025 and 2024, 0.0 million, 4.1 million, and 4.0 million PRSUs were granted under the Omnibus LTIP, respectively.
The Company’s outstanding PRSUs as of June 30, 2026 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2025	9.0	$9.20
Vested	(1.1)	$6.62
Forfeited	(4.8)	$10.03
Nonvested at June 30, 2026	3.1	$8.79
The share-based compensation expense recorded in connection with the PRSUs was $0.3, $(3.5), and $10.7 during fiscal 2026, 2025 and 2024, respectively, of which $(1.7), $(3.7), and $5.4 related to Ms. Nabi's award, as described above.
The total intrinsic value of PRSUs vested during fiscal 2026, 2025 and 2024 was $4.7, $0.0, and nil.
Restricted Stock
During fiscal 2026, 2025 and 2024, 0.0 million, 0.0 million, and 0.3 million, restricted stock awards were granted under the Omnibus LTIP, respectively.
The share-based compensation expense recorded in connection with the restricted stock was $0.0, $0.0, $3.1 during fiscal 2026, 2025 and 2024, respectively.
The Company has no non-vested restricted stock as of June 30, 2026.
The total intrinsic value of restricted stock vested and settled during fiscal 2026, 2025 and 2024 was $0.0, $0.0 and $5.0, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, an award of 300,000 phantom units. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units vested on the fifth anniversary of the grant date and remain outstanding as of June 30, 2026.

22. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net (loss) income attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net (loss) income attributable to Coty Inc. less any dividends on Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.
Net (loss) income attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Series B Preferred Stock, if dilutive, and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of qualified and non-qualified stock options, Series A Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Series B Preferred Stock as of June 30, 2026, 2025 and 2024.
Net (loss) income attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2026, 2025 and 2024. In addition, there are no participating securities requiring the application of the two-class method of income per share.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2026	2025	2024
Amounts attributable to Coty Inc.:
Net (loss) income	$(604.8)	$(367.9)	$89.4
Convertible Series B Preferred Stock dividends	(13.2)	(13.2)	(13.2)
Net (loss) income attributable to common stockholders	(618.0)	(381.1)	76.2
Net (loss) income attributable to common stockholders	$(618.0)	$(381.1)	$76.2
Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	877.4	870.9	874.4
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	0.1
Effect of restricted stock, PRSUs and RSUs (b)	—	—	8.9
Effect of Convertible Series B Preferred Stock (c)	—	—	—
Effect of Forward Repurchase Contracts (d)	—	—	—
Weighted-average common shares and common share equivalents outstanding—Diluted	877.4	870.9	883.4

Earnings (losses) per common share
(Losses) earnings per common share - basic	$(0.70)	$(0.44)	$0.09
(Losses) earnings per common share - diluted (e)	$(0.70)	$(0.44)	$0.09

(a) As of June 30, 2026, 2025 and 2024, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.2 million, 3.5 million, and 2.8 million weighted average anti-dilutive shares of Common Stock, respectively, were excluded from the computation of diluted EPS.
(b) As of June 30, 2026, 2025 and 2024, there were 15.4 million, 11.6 million, and 1.0 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c ) As of June 30, 2026, 2025 and 2024, no dilutive shares of Convertible Series B Preferred Stock, respectively, were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the twelve months ended June 30, 2026, 2025 and 2024, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, PRSUs and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net (loss) income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $13.2, $13.2, and $13.2, respectively, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $115.8, $248.1, and $73.4, respectively, if dilutive, for the twelve months ended June 30, 2026, 2025 and 2024 on net (loss) income applicable to common stockholders during the period.

23. LEGAL AND OTHER CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (mostly involving allegations related to alleged asbestos in the Company’s talc-based cosmetic products as described below), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities, except for litigation related to cosmetic talcum powder discussed below. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company,

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.

Cosmetic Talcum Powder Matters. The Company has been named as a defendant in numerous civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos leading to claims of bodily injury. Most of these actions involve a number of co-defendants and, to date, many such actions have been resolved by dismissal, settlement or other resolution acceptable to the Company. While the Company and its legal counsel intend to continue to defend these cases vigorously as well as exploring various means of resolving claims before trial, there can be no assurances regarding the ultimate resolution of these matters, individually or collectively, or that such resolutions will not be material in nature.

In each of the years prior to fiscal 2026, the value of settlements, both individually and in the aggregate, has not been material; however, due to the rising number of filed and pending cases against the Company, as well as the evolving litigation landscape, inclusive of significant judgments and settlements by third party companies, settlement values and other costs associated with these cases have increased substantially and are expected to increase in the future. In addition, the Company has experienced higher recent settlement demands and volumes driven in part by the maturation of cases that have been previously filed and are now reaching the trial stage as well as the general nature of litigation in this area which sometimes involves expedited trial dates and substantial settlements or judgments involving third parties.

The Company believes that a limited portion of its costs incurred in defending and resolving certain of these claims will be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions, carrier insolvencies and policy limits and in some cases there may be indemnity obligations of third parties.

The Company has accrued for such litigation when the likelihood of loss is probable and a reasonable estimate of such loss can be made. For the years ended June 30, 2026 and 2025, the aggregated expense was $53.2 and $22.6, respectively. These amounts include the settlements paid as well as accruals related to probable and estimable claims, net of insurance recoveries, during the period, but do not include the legal fees or related litigation costs incurred to defend the Company. The amounts incurred in fiscal 2026 and 2025 may not be indicative of amounts that may be incurred in the future, which may fluctuate from period to period, and the Company cannot predict the magnitude, timing or pace of any change in such amounts.

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

Certain Other Litigation. On March 23, 2026 and May 14, 2026, two putative stockholder class action complaints captioned Srinivasan v. Coty Inc., et al., Case No. 1:26-cv-02343-RA (S.D.N.Y.) and Chen v. Coty Inc., Case No. 1:26-cv-04034-RA (S.D.N.Y.), were filed against the Company and certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. On June 10, 2026, the actions were consolidated under the caption In re Coty Inc. Securities Litigation, Case No. 1:26-cv-02343-RA-VF. The plaintiffs allege that certain of the defendants’ statements in May 2025 and November 2025 regarding the Company’s fiscal year 2026 earnings guidance were materially false and/or misleading. The plaintiffs assert claims under the federal securities laws and seeks, among other things, monetary damages. A consolidated amended complaint is due to be filed on or before August 31, 2026.
On April 3, 2026 and April 14, 2026, respectively, two stockholder derivative lawsuits were filed in the Supreme Court of the State of New York (County of New York), captioned Fernicola v. Nabi, et al., Index No. 154383/2026, and Mody v. Ballini, et al., Index No. 652215/2026, against certain current and former Coty officers and board members. The complaints assert causes of action of breach of fiduciary duty, gross mismanagement, unjust enrichment, and waste of corporate assets, based on substantially the same allegations as the putative securities class actions. On behalf of the Company, the complaint seeks unspecified monetary damages, governance reforms, and fees and costs.

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

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of June 30, 2026 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of June 30, 2026
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$870.9 million (approximately $168.3)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$514.5 million (approximately $99.5)
Nov-22		IPI	2018-2019	R$519.2 million (approximately $100.4) (a)
Mar-24		IPI	2020	R$40.4 million (approximately $7.8)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$264.9 million (approximately $51.2)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated (a)	ICMS	2016-2020	R$0.0 million (approximately $0.0) (b)

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
For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case, and the court rendered a verdict granting the Company’s request to remand the case to the state court of Goiás in the first quarter of the fiscal year. The case is expected to be heard in the first half of fiscal 2027. The Company has been required to provide surety bonds of R$209.7 million (approximately $40.5) and cash deposits of R$244.2 million (approximately $47.2) as of June 30, 2026, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, this case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has obtained a stay pending the Protege Fee case. The Company has been required to provide surety bonds of R$541.9 million (approximately $104.8) as of June 30, 2026, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has filed an annulment action and is currently awaiting judgment. The Company has been required to provide surety

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
bonds of R$366.3 million (approximately $70.8) as of June 30, 2026, to guarantee payment if the case is resolved against the Company.
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
Other Commitments
At June 30, 2026, the aggregate future minimum purchase obligations, which include commitments to purchase inventory and other services agreements and royalty payments for license agreements, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations	Royalty Payments	Total
2027	$687.4	$213.3	$900.7
2028	97.6	158.6	$256.2
2029	55.1	139.2	$194.3
2030	22.4	132.3	$154.7
2031	21.5	94.6	$116.1
Thereafter	—	131.0	$131.0
Total	$884.0	$869.0	$1,753.0
24. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately five years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2026, would be approximately $2.6. The Company has assessed the probability of default by the assignee and has determined it to be remote.
Wella
On December 22, 2021, the Company entered into an agreement with (“KKR Bidco”) related to post-closing adjustments to the purchase consideration of the Wella Business. In relation to this contingent consideration agreement, the Company recognized gains of $3.4, $10.1, and $19.7, during fiscal 2026, 2025 and 2024, respectively, reported in Other expense, net.
The Company had an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates. Fees earned and reflected in Other expense, net in fiscal years 2026, 2025 and 2024 were $0.7, $1.2, and $1.2, respectively.
On December 18, 2025, the Company completed the sale of its remaining 25.8% equity interest in Wella to an entity affiliated with KKR. As a result of this transaction, the Company no longer holds any equity interest in Wella. The Company no longer considers Wella as a related party.
The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.0 and $5.2, respectively for the year ended June 30, 2026, $0.2 and $5.0, respectively, for the year ended June 30, 2025, and $2.2 and $10.0, respectively, for the year ended June 30, 2024. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Statement of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Secondment Agreement
On October 1, 2025, the Company entered into a secondment arrangement with an entity affiliated with JAB to obtain executive management services. Under the terms of the arrangement, the secondee provides services to the Company for a minimum period of one year, in exchange for a fixed fee payable to the affiliated entity. For the year ended June 30, 2026, $1.0 was recorded in Selling, general and administrative expense in the Consolidated Statement of Operations, with a corresponding $0.3 recorded in Other current liabilities in the Consolidated Balance Sheets.

25. SUBSEQUENT EVENTS
On July 7, 2026, the Company entered into a License Termination and Transition Agreement (the “Termination Agreement”) to transition the Gucci Beauty license back to Kering. Pursuant to the terms of the Termination Agreement, Coty will continue to operate the Gucci Beauty brand through at least June 30, 2027, ending the license approximately one year prior to its originally scheduled expiration. Under the terms of the Termination Agreement, the Company will receive aggregate consideration of approximately $400.0. The Company received $250.0 in cash upon signing the Termination Agreement, and will receive an additional $150.0, subject to a potential holdback of up to $30.0 in certain specified circumstances, on the earlier of the anticipated termination date and September 30, 2027. Coty has also agreed to sell to Kering an amount of Gucci Beauty inventory sufficient to support the transition. The payments for inventory are payable upon being invoiced throughout the period leading up to the termination date.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2026, 2025, and 2024
($ in millions, except per share data)
Valuation and Qualifying Accounts (a)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2026	$29.0	13.0	(9.4)	(a)	$32.6
2025	24.3	12.3	(7.6)	(a)	29.0
2024	23.2	8.9	(7.8)	(a)	24.3
Allowance for customer returns:
2026	$52.6	139.9	(140.7)		$51.8
2025	63.8	132.2	(143.4)		52.6
2024	82.8	112.6	(131.6)		63.8
Deferred tax valuation allowances:
2026	$274.1	16.4	(2.8)		$287.7
2025	151.4	128.9	(6.2)		274.1
2024	60.7	100.9	(10.2)		151.4

(a)Includes amounts written-off, net of recoveries and cash discounts.

S-1