Form 10-Q
period 2026-09-30
COTY INC.
filed 2026-11-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	New York Stock Exchange

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

At October 28, 2026, 881,343,089 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net revenues	$1,555.2	$1,577.2
Cost of sales	570.4	560.4
Gross profit	984.8	1,016.8
Selling, general and administrative expenses	779.6	793.5
Amortization expense	33.6	39.3
Restructuring costs	(0.3)	(1.0)
Loss (gain) on brand exit	1.5	—
Operating income	170.4	185.0
Interest expense, net	31.2	46.6
Other (income) expense, net	(18.2)	31.3
Income before income taxes	157.4	107.1
Provision for income taxes	45.0	33.1
Net income	112.4	74.0
Net income attributable to noncontrolling interests	1.5	2.1
Net income attributable to redeemable noncontrolling interests	1.4	4.0
Net income attributable to Coty Inc.	$109.5	$67.9
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	109.5	67.9
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net income attributable to common stockholders	$106.2	$64.6

Earnings per common share:
Earnings per common share - basic	0.12	0.07
Earnings per common share - diluted	0.12	0.07
Weighted-average common shares outstanding:
Basic	880.6	872.8
Diluted	882.7	876.3
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net income	$112.4	$74.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(8.5)	13.7
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $0.0 and $0.0, during the three months ended, respectively	—	(0.1)
Pension and other post-employment benefits adjustment, net of tax of $0.4 and $2.4, during the three months ended, respectively	(1.2)	1.2
Total other comprehensive (loss) income, net of tax	(9.7)	14.8
Comprehensive income	102.7	88.8
Comprehensive income attributable to noncontrolling interests:
Net income	1.5	2.1
Foreign currency translation adjustment	0.3	(0.1)
Total comprehensive income attributable to noncontrolling interests	1.8	2.0
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.4	4.0
Foreign currency translation adjustment	—	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	1.4	4.1
Comprehensive income attributable to Coty Inc.	$99.5	$82.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$210.6	$176.1
Restricted cash	12.8	12.8
Trade receivables—less allowances of $37.5 and $32.6, respectively	703.7	525.8
Inventories	874.5	838.7
Prepaid expenses and other current assets	368.9	364.3
Total current assets	2,170.5	1,917.7
Property and equipment, net	626.4	650.0
Goodwill	3,798.1	3,809.7
Other intangible assets, net	2,731.7	2,775.6
Operating lease right-of-use assets	229.7	226.9
Deferred income taxes	631.1	637.9
Other noncurrent assets	166.7	182.6
TOTAL ASSETS	$10,354.2	$10,200.4
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,952.1	$1,875.0
Short-term debt and current portion of long-term debt	2.1	14.4
Current operating lease liabilities	66.5	65.2
Income and other taxes payable	125.1	119.8
Other current liabilities	735.6	466.1
Total current liabilities	2,881.4	2,540.5
Long-term debt, net	2,748.5	3,033.4
Long-term operating lease liabilities	183.0	182.9
Pension and other post-employment benefits	252.3	254.3
Deferred income taxes	411.3	384.6
Other noncurrent liabilities	396.0	425.6
Total liabilities	6,872.5	6,821.3
COMMITMENTS AND CONTINGENCIES (See Note 20)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at September 30, 2026 and June 30, 2026	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	62.3	74.7
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at September 30, 2026 and June 30, 2026	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 974.5 and 974.3 issued and 880.7 and 880.5 outstanding at September 30, 2026 and June 30, 2026, respectively	9.7	9.7
Additional paid-in capital	11,384.5	11,366.9
Accumulated deficit	(5,768.7)	(5,878.2)
Accumulated other comprehensive loss	(730.3)	(720.3)
Treasury stock—at cost, shares: 93.8 and 93.8 at September 30, 2026 and June 30, 2026, respectively	(1,788.4)	(1,788.4)
Total Coty Inc. stockholders’ equity	3,106.8	2,989.7
Noncontrolling interests	170.2	172.3
Total equity	3,277.0	3,162.0
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$10,354.2	$10,200.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2026
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2026	1.0	$—	974.3	$9.7	$11,366.9	$(5,878.2)	$(720.3)	93.8	$(1,788.4)	$2,989.7	$172.3	$3,162.0	$74.7	$142.4
Exercise of employee stock options and restricted stock units			0.2	—	—					—		—
Share-based compensation expense					7.1					7.1		7.1
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock			—		—					—		—		(3.3)
Net income						109.5				109.5	1.5	111.0	1.4
Other comprehensive income							(10.0)			(10.0)	0.3	(9.7)
Adjustment of redeemable noncontrolling interests to redemption value					13.8					13.8		13.8	(13.8)
Distribution to noncontrolling interests, net										—	(3.9)	(3.9)
BALANCE—September 30, 2026	1.0	$—	974.5	$9.7	$11,384.5	$(5,768.7)	$(730.3)	93.8	$(1,788.4)	$3,106.8	$170.2	$3,277.0	$62.3	$142.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2025
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2025	1.0	$—	966.5	$9.6	$11,329.8	$(5,266.4)	$(733.4)	94.3	$(1,796.9)	$3,542.7	$176.3	$3,719.0	$94.2	$142.4
Exercise of employee stock options and restricted stock units			1.6	—	—					—		—
Share-based compensation expense			—		14.4					14.4		14.4
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock			—		—					—		—		(3.3)
Net income						67.9				67.9	2.1	70.0	4.0
Other comprehensive income							14.8			14.8	(0.1)	14.7	0.1
Adjustment of redeemable noncontrolling interests to redemption value					6.9					6.9		6.9	(6.9)
Distribution to noncontrolling interests, net										—	—	—	—
BALANCE—September 30, 2025	1.0	$—	968.1	$9.6	$11,347.8	$(5,198.5)	$(718.6)	94.3	$(1,796.9)	$3,643.4	$178.3	$3,821.7	$91.4	$142.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112.4	$74.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.3	94.9
Non-cash lease expense	15.8	15.8
Deferred income taxes	25.5	14.6
Provision for bad debts	5.0	4.2
Provision for pension and other post-employment benefits	2.5	2.8
Share-based compensation	7.2	14.5
Foreign exchange effects	(4.7)	(3.4)
(Gains)/losses on forward repurchase contracts, net	(21.4)	29.0
Other	5.2	4.1
Change in operating assets and liabilities
Trade receivables	(186.5)	(230.2)
Inventories	(38.4)	(11.0)
Prepaid expenses and other current assets	11.0	24.7
Accounts payable and accrued expenses	96.1	35.3
Other current liabilities	25.2	30.3
Operating lease liabilities	(16.0)	(15.6)
Income and other taxes payable	14.4	0.2
Other noncurrent assets	13.1	8.4
Other noncurrent liabilities	(23.3)	(27.4)
Net cash provided by operating activities	130.4	65.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.8)	(54.0)
Proceeds from brand exit and sale of other long-lived assets	250.0	0.2
Net cash provided by (used in) investing activities	204.2	(53.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt	(12.5)	—
Proceeds from revolving loan facilities	424.7	536.7
Repayments of revolving loan facilities	(708.0)	(475.3)
Dividend payments on Series B Preferred Stock	(3.3)	(3.3)
Net proceeds from (payments of) foreign currency contracts	5.2	(2.6)
Distributions to noncontrolling interests	(3.9)	(3.7)
Payments related to forward repurchase contracts, including hedge valuation adjustments	(1.0)	(58.1)
All other	(0.7)	(1.3)
Net cash used in financing activities	(299.5)	(7.6)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.6)	(1.1)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	34.5	2.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	188.9	270.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$223.4	$273.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$49.0	$58.3

Cash paid for income taxes, net of refunds received	9.5	13.9
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$60.7	$57.3
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2027” refer to the fiscal year ending June 30, 2027. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2026. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2027. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update offers a practical expedient under which entities can elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. The Company adopted the standard in the first quarter of fiscal 2027 but did not apply the practical expedient. Therefore, the adoption has no impact on the Company’s Condensed Consolidated Financial Statements.

3. LICENSE TERMINATION AGREEMENT
Gucci Beauty License Termination
On July 7, 2026, the Company entered into a License Termination and Transition Agreement (the “Termination Agreement”) to transition the Gucci Beauty license back to Kering. Pursuant to the terms of the Termination Agreement, Coty will continue to operate the Gucci Beauty brand through at least June 30, 2027, ending the license approximately one year prior to its originally scheduled expiration. Under the terms of the Termination Agreement, the Company will receive aggregate consideration of approximately $400.0. The Company received $250.0 in cash upon signing the Termination Agreement, and will receive an additional $150.0, subject to a potential holdback of up to $30.0 in certain specified circumstances, on the earlier of the anticipated termination date and September 30, 2027. As of September 30, 2026, the $250.0 paid to the Company upon signing has been reflected as deferred income, within Other current liabilities in the Condensed Consolidated Balance Sheets, until the termination date when it will be realizable. Coty has also agreed to sell to Kering an amount of Gucci Beauty inventory sufficient to support the transition and payments for that inventory are payable upon being invoiced. Gains and losses attributable to activities related to the Termination Agreement are recognized in the Condensed Consolidated Statement of Operations within Loss (gain) on brand exit, which is a component of Operating Income.
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

	Three Months Ended September 30, 2026
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$1,058.4	$496.8	$—	$1,555.2
Less:
Cost of sales	328.9	241.8	(0.3)	570.4
Advertising and consumer promotion costs	269.0	123.2	—	392.2
Other segment items (a)	249.5	155.9	16.8	422.2
Operating income (loss)	$211.0	$(24.1)	$(16.5)	$170.4

Reconciliation:

Operating income				$170.4
Interest expense, net				31.2
Other income, net				(18.2)
Income before income taxes				$157.4

Other segment disclosures:
Depreciation and amortization	$51.5	$35.8	$—	$87.3

	Three Months Ended September 30, 2025
SEGMENT DATA	Prestige	Consumer Beauty	Corporate	Total
Net revenues	$1,069.5	$507.7	$—	$1,577.2
Less:
Cost of sales	321.0	239.4	—	560.4
Advertising and consumer promotion costs	278.0	131.3	—	409.3
Other segment items (a)	261.6	144.7	16.2	422.5
Operating income (loss)	$208.9	$(7.7)	$(16.2)	$185.0

Reconciliation:

Operating income				$185.0
Interest expense, net				46.6
Other expense, net				31.3
Income before income taxes				$107.1

Other segment disclosures:
Depreciation and amortization	$58.7	$36.2	$—	$94.9

(a) Other segment items primarily include administrative costs, logistics costs, stock compensation expense, amortization of definite-lived intangible assets, restructuring costs, impairments of long-lived assets, goodwill and intangibles, transactional foreign exchange gains/losses, bad debt expense, loss (gain) on brand exit, and other miscellaneous costs.
Fragrance products include a variety of perfumes, colognes, and mists offering various scents to suit individual preferences and occasions. Color cosmetics products include lip, eye, facial and other color products including nail color. Body care and other products include shower gels, body sprays, and deodorants. Skincare products include moisturizers, serums, sun treatment, cleansers, toners and anti-aging creams designed to nourish, protect and improve the skin's appearance and health.
Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2026	2025
Fragrance	69.5%	70.8%
Color Cosmetics	22.6	21.9
Body Care & Other	5.0	4.4
Skincare	2.9	2.9
Total	100.0%	100.0%
5. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended September 30,
	2026	2025
Fixed Cost Reduction Plan	—	—
Current Restructuring Actions and Other	(0.3)	(1.0)
Consumer Beauty Restructuring	—	—
Total Restructuring Actions	$(0.3)	$(1.0)

Fixed Cost Reduction Plan
On April 24, 2025, the Company announced a new plan to strengthen its operating model and simplify its fixed cost structure (the “Fixed Cost Reduction Plan”). Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The related liability balances were $47.2 and $50.1 at September 30, 2026 and June 30, 2026, respectively. The Company currently estimates that the total accrual will result in cash expenditures of approximately $19.8, $5.4, and $22.0 in fiscal 2027, 2028 and thereafter, respectively.
Current Restructuring Actions and Other
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The liability, which consisted primarily of employee severance, balances were $11.2 and $14.2 at September 30, 2026 and June 30, 2026, respectively. The Company estimates that the total remaining accrual will result in cash expenditures of approximately $10.2, $1.0, and $0.0 in fiscal 2027, 2028 and thereafter, respectively.
Consumer Beauty Restructuring
During June 2026, the Company implemented a plan to sharpen its focus, simplify Consumer Beauty’s innovation, processes and improve service quality to its brands and consumers (“Consumer Beauty Restructuring”). The cumulative restructuring charges, which have been recorded in Corporate, and the related liability balance, were $4.8 and $5.6 at September 30, 2026 and June 30, 2026, respectively. The Company currently estimates that the total accrual will result in cash expenditures of approximately $4.2, $0.6, and $0.0 in fiscal 2027, 2028 and thereafter, respectively.

6. INVENTORIES
Inventories as of September 30, 2026 and June 30, 2026 are presented below:

	September 30, 2026	June 30, 2026
Raw materials	$215.1	$209.2
Work-in-process	10.1	8.2
Finished goods	649.3	621.3
Total inventories	$874.5	$838.7

7. DERIVATIVE ASSET RELATED TO WELLA DISTRIBUTION RIGHTS
On December 18, 2025, the Company completed the sale of its remaining 25.8% equity interest in Wella to an entity affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Under the terms of the Purchase and Sale Agreement, the Company has a right to future proceeds from a subsequent sale or initial public offering of Wella, after KKR achieves a preferred return (the "Wella Distribution Rights").
The fair value of the derivative asset was $39.0 and $39.0 as of September 30, 2026 and June 30, 2026, respectively. The fair value of the Wella Distribution Rights is classified as Level 3 within the fair value hierarchy and is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The fair value of the Wella Distribution Rights was estimated using a Monte Carlo simulation incorporating significant unobservable inputs, including expected volatility of Wella’s equity value based on historical volatility of comparable companies. The Monte Carlo simulation incorporated multiple scenarios for Wella’s enterprise value, including timing of exit, and distribution waterfall provisions. The Company considered developments during the period, including operating performance, market conditions, and factors affecting the timing and amount of potential future distributions. Based on the information available as of September 30, 2026, the Company did not identify any developments that resulted in a material adjustment to the estimated fair value of the derivative asset. Changes in fair value, if any, are recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2026 and June 30, 2026 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2026	$6,325.7	$1,761.2	$8,086.9
Accumulated impairments	(3,110.3)	(1,166.9)	(4,277.2)
Net balance at June 30, 2026	$3,215.4	$594.3	$3,809.7

Changes during the period ended September 30, 2026
Foreign currency translation	(9.8)	(1.8)	(11.6)

Gross balance at September 30, 2026	$6,315.9	$1,759.4	$8,075.3
Accumulated impairments	(3,110.3)	(1,166.9)	(4,277.2)
Net balance at September 30, 2026	$3,205.6	$592.5	$3,798.1
Other Intangible Assets, net
Other intangible assets, net as of September 30, 2026 and June 30, 2026 are presented below:

	September 30, 2026	June 30, 2026
Indefinite-lived other intangible assets	$625.1	$626.7
Finite-lived other intangible assets, net	2,106.6	2,148.9
Total Other intangible assets, net	$2,731.7	$2,775.6
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2026	$1,910.1	$1,910.1
Accumulated impairments	(1,283.4)	(1,283.4)
Net balance at June 30, 2026	$626.7	$626.7

Changes during the period ended September 30, 2026
Foreign currency translation	(1.6)	(1.6)

Gross balance at September 30, 2026	$1,908.5	$1,908.5
Accumulated impairments	(1,283.4)	(1,283.4)
Net balance at September 30, 2026	$625.1	$625.1

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2026
License agreements and collaboration agreements	$3,695.3	$(1,817.7)	$(19.6)	$1,858.0
Customer relationships	760.7	(581.0)	(5.5)	174.2
Trademarks	316.0	(218.7)	(0.5)	96.8
Product formulations and technology	87.5	(67.6)	—	19.9
Total	$4,859.5	$(2,685.0)	$(25.6)	$2,148.9
September 30, 2026
License agreements and collaboration agreements	$3,680.7	$(1,837.3)	$(19.6)	$1,823.8
Customer relationships	759.1	(583.9)	(5.5)	169.7
Trademarks	315.6	(221.4)	(0.5)	93.7
Product formulations and technology	87.2	(67.8)	—	19.4
Total	$4,842.6	$(2,710.4)	$(25.6)	$2,106.6
Amortization expense was $33.6 and $39.3 for the three months ended September 30, 2026 and 2025, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended September 30,
Lease Cost:	2026	2025
Operating lease cost	$18.5	$18.7
Short-term lease cost	0.9	0.9
Variable lease cost	9.2	10.1
Sublease income	(2.2)	(2.8)
Net lease cost	$26.4	$26.9
Other information:
Operating cash outflows from operating leases	$(18.4)	$(18.5)
Right-of-use assets obtained in exchange for lease obligations - net of lease terminations	$18.8	$4.1

Weighted-average remaining lease term - real estate	5.8 years	6.0 years
Weighted-average discount rate - real estate leases	4.29%	4.32%

Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2027, remaining	$56.2
2028	62.8
2029	50.6
2030	33.1
2031	21.3
Thereafter	60.9
Total future lease payments	$284.9
Less: imputed interest	(35.4)
Total present value of lease liabilities	$249.5
Current operating lease liabilities	66.5
Long-term operating lease liabilities	183.0
Total operating lease liabilities	$249.5

10. SUPPLIER FINANCING PROGRAMS

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
As of September 30, 2026 and June 30, 2026, we had $59.6 and $48.0, respectively, of payment obligations outstanding under our supplier finance programs, which are included in Accounts payable and accrued expenses in our Condensed Consolidated Balance Sheets.
11. DEBT
The Company’s debt balances consisted of the following as of September 30, 2026 and June 30, 2026, respectively:

	September 30, 2026	June 30, 2026
Short-term debt	$—	$12.3
Senior Secured Notes (a)
2027 Euro Senior Secured Notes due May 2027 (b)	566.5	569.8
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2031 Dollar Senior Secured Notes due January 2031	900.0	900.0
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	65.7	349.9
Other debt	4.8	6.2
Total debt	2,787.0	3,088.2
Less: Short-term debt and current portion of other debt	(2.1)	(14.4)
Total Long-term debt	2,784.9	3,073.8
Less: Unamortized financing fees and discounts on long-term debt	(36.4)	(40.4)
Total Long-term debt, net	$2,748.5	$3,033.4
(a) As described further below in Recent Developments, a covenant suspension period was in effect from September 2024 until July 2026 for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024 and a subsequent withdrawal of such ratings in July 2026.

(b) As of September 30, 2026, the 2027 Euro Senior Secured Notes due May 2027 in the amount of €500.0 million are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through the 2023 Coty Revolving Credit Facility.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. Total outstanding short-term debt consisted of overdraft borrowings of $0.0 and $12.3 as of September 30, 2026 and June 30, 2026, respectively. In addition, the Company had undrawn letters of credit of $4.8 and $4.8, and bank guarantees of $16.6 and $17.7 as of September 30, 2026 and June 30, 2026, respectively.
Long-Term Debt
Recent Developments
On July 9, 2026, the Company received a rating downgrade from one of the ratings agencies. As a result, the covenant suspension related to our Senior Secured Notes is no longer applicable, and the related covenants, guarantees and collateral, as applicable, have been reinstated.
Senior Secured Notes
For a description of the terms of the Company's Senior Secured Notes, refer to Note 13 — Debt, in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Optional Redemption
The Company's Senior Secured Notes contain customary optional redemption provisions. There have been no material changes to such provisions since June 30, 2026. Refer to Note 13 — Debt, in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for additional information.
2018 Coty Credit Agreement
For a description of the terms of the 2023 Coty Revolving Credit Facility, refer to Note 13 — Debt to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes to the terms of such facilities since June 30, 2026.
Deferred Financing Costs
The decrease in unamortized deferred financing costs reflects the normal amortization of existing balances. The Company wrote off unamortized deferred issuance fees and discounts of $0.0 and nil during the three months ended September 30, 2026 and 2025, respectively. Additionally, the Company capitalized deferred issuance fees of $0.0 and nil during the three months ended September 30, 2026 and 2025, respectively.
Interest
Borrowings under the 2023 Coty Revolving Credit Facility bear interest at variable rates based on SOFR or an alternate base rate, plus an applicable margin. There have been no material changes to the terms of the facilities since June 30, 2026.
Fair Value of Debt

	September 30, 2026		June 30, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,716.5	$2,635.7	$2,719.8	$2,684.1
2023 Coty Revolving Credit Facility	65.7	65.7	349.9	349.9
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, excluding short-term debt and other debt as of September 30, 2026, are presented below:

Fiscal Year Ending June 30,
2027, remaining	$566.5
2028	—
2029	565.7
2030	—
2031	1,650.0
Thereafter	—
Total	$2,782.2
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2026 through July 11, 2028	4.00 to 1.00

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
As of September 30, 2026, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
12. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2026 and 2025, respectively, is presented below:

	Three Months Ended September 30,
	2026	2025
Interest expense	$37.3	$51.6
Foreign exchange gains, net of derivative contracts	(1.9)	(0.9)
Interest income	(4.2)	(4.1)
Total interest expense, net	$31.2	$46.6

13. INCOME TAXES
The effective income tax rate for the three months ended September 30, 2026 and 2025 was 28.6% and 30.9%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2026 is primarily due to higher limitations on the deductibility of executive stock compensation in the prior period.
The effective tax rate of 28.6% for the three months ended September 30, 2026 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense.
The effective tax rate of 30.9% for the three months ended September 30, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense and limitations on the deductibility of executive stock compensation.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements, and (v) valuation allowance changes.

As of September 30, 2026 and June 30, 2026, the gross amount of UTBs was $231.2 and $230.5, respectively. As of September 30, 2026, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $157.3. As of September 30, 2026 and June 30, 2026, the liability associated with UTBs, including accrued interest and penalties, was $194.2 and $189.9, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.7 and $1.1 for the three months ended September 30, 2026 and 2025, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 was $36.7 and $36.0, respectively.
14. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$1.2	$1.5	$0.1	$0.1	$1.3	$1.6
Interest cost	0.1	0.2	3.2	3.1	0.4	0.4	3.7	3.7
Expected return on plan assets	—	—	(1.4)	(1.3)	—	—	(1.4)	(1.3)
Amortization of net (gain)	0.1	(0.2)	(0.6)	(0.4)	(0.6)	(0.6)	(1.1)	(1.2)
Net periodic benefit cost (credit)	$0.2	$—	$2.4	$2.9	$(0.1)	$(0.1)	$2.5	$2.8
15. DERIVATIVE INSTRUMENTS
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
As of September 30, 2026 and June 30, 2026, the notional amount of the outstanding foreign exchange forward contracts designated as cash flow hedges were $27.1 and $30.4, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of September 30, 2026 and June 30, 2026, the notional amounts of these outstanding non-designated foreign currency forward contracts were $1,036.3 and $1,021.5, respectively.
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
As of September 30, 2026 and June 30, 2026, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €900.7 million and €879.1 million, respectively. All designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In December 2022 and November 2023, the Company entered into certain forward repurchase contracts to start hedging for potential $196.0 and $294.0 share buyback programs, in 2025 and 2026, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations.
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year. Subsequently, in January 2026, the Company entered into amendment agreements with all of the counterparties to extend both maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to January 2027. Refer to Note 16—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
Foreign currency borrowings classified as net investment hedges—The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) ("AOCI/(L)") was $(61.4) and $(77.1) as of September 30, 2026 and June 30, 2026, respectively.
Cross-currency swap instruments classified as net investment hedges—The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(96.5) and $(108.3) as of September 30, 2026 and June 30, 2026, respectively.
Foreign exchange forward contracts classified as cash flow hedges—The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(0.3) and $(0.3) as of September 30, 2026 and June 30, 2026, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $(0.3). As of September 30, 2026, all of the Company's foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2026	2025
Foreign exchange forward contracts	$(0.5)	$(0.6)
Cross-currency swap contracts	11.8	(4.3)
Net investment hedges	15.7	(0.6)
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2026	2025
	Cost of sales	Cost of sales
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.5)	$(0.5)

Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2026	2025
Foreign exchange contracts	Selling, general and administrative expenses	$(0.1)	$(0.2)
Foreign exchange contracts(a)	Interest expense, net	3.4	2.1
Forward repurchase contracts	Other income (expense), net	19.3	(34.6)
(a) The losses and gains for these foreign exchange contracts were offset against the gains and losses from revaluation of debt denominated in foreign currency included in Interest expense, net.
16. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2026, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2026, total authorized shares of Class A Common Stock were 1,250.0 million and total outstanding shares of Class A Common Stock were 880.7 million.
The Company's Majority Stockholder
As of September 30, 2026, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This includes all voting interests of Mr. Peter Harf, who served as the Company's Chairman through December 31, 2025, and HFS Holdings S.à r.l., (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if-converted basis.
Preferred Stock
As of September 30, 2026, total authorized shares of preferred stock are 20.0 million.
Series A Preferred Stock
As of September 30, 2026, there were 1.0 million shares of Series A Preferred Stock, par value of $0.01 per share, authorized, issued, and outstanding. Holders of Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Rainbow Aggregator L.P. (“KKR Aggregator”) of 1.0 million shares of Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and its affiliated investment funds sold 146,057 shares of Series B Preferred Stock to HFS, which is beneficially owned by Mr. Harf.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, KKR and its affiliates had fully redeemed or exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During each of the three months ended September 30, 2026 and 2025, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. As of September 30, 2026 and June 30, 2026, the Series B Preferred Stock had outstanding accrued dividends of $3.3 at each date.

Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Class A Common Stock. No dividends on Class A Common Stock were declared during the three months ended September 30, 2026.
The change in accrued dividends recorded in Additional paid-in capital ("APIC") in the Condensed Consolidated Balance Sheets as of September 30, 2026 and 2025 was $0.0 and $0.0, respectively. In addition, the Company made no payments for the previously accrued dividends on restricted stock units ("RSUs") that vested during either of the three months ended September 30, 2026 and 2025.
Total accrued dividends on unvested RSUs and phantom units included in Other current liabilities were $0.7 as of both September 30, 2026 and June 30, 2026.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of September 30, 2026, the Company has $796.8 remaining under the Share Repurchase Program.
In December 2022 and November 2023, the Company entered into forward repurchase contracts with three large financial institutions (“Counterparties”) to hedge for potential $196.0 and $294.0 share repurchase programs in 2025 and 2026, respectively.
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to December 2025 if net cash settlement is elected, or to January 2026 with physical settlement. Subsequently, in January 2026, the Company entered into amendment agreements with all of the Counterparties to extend maturity dates of the December 2022 and November 2023 forward repurchase contracts by one year to December 2026 if net cash settlement is elected, or to January 2027 with physical settlement.
As part of the agreements, the Company will pay interest on the outstanding underlying notional amount of the forward repurchase contracts held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 forward repurchase transactions were 6.7% and 6.6%, respectively, as of September 30, 2026.
In addition, the forward repurchase contracts include a provision for a potential true-up in cash upon specified changes in the price of the Company’s Class A Common Stock relative to the Initial Price (“Hedge Valuation Adjustment”). Any Hedge Valuation Adjustment does not result in an early termination of the contract or an adjustment of the number of the Company's Class A Common Stock shares purchased by the Counterparties at inception. There were no Hedge Valuation Adjustments during the three months ended September 30, 2026.
Since the forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the forward repurchase contracts initially and subsequently at their fair value, with changes in the fair value recorded in Other (income) expense, net in the Condensed Consolidated Statement of Operations. See Note 15—Derivative Instruments for additional information.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2026	$(0.3)	$(185.4)	$(600.5)	$65.9	$(720.3)
Other comprehensive (loss) income before reclassifications	(0.3)	27.5	(36.3)	(1.6)	(10.7)
Net amounts reclassified from AOCI/(L)	0.3	—	—	0.4	0.7
Net current-period other comprehensive income (loss)	—	27.5	(36.3)	(1.2)	(10.0)
Balance—September 30, 2026	$(0.3)	$(157.9)	$(636.8)	$64.7	$(730.3)

(a) For the three months ended September 30, 2026, other comprehensive loss before reclassifications of $1.6 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $1.1, net of tax of $0.4.

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

17. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2026	2025
Equity plan expense (a)	$7.1	$14.4
Liability plan (income) expense	0.1	0.1
Total share-based compensation expense	$7.2	$14.5

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of September 30, 2026, the total unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and performance restricted stock units ("PRSUs") is $2.9, $34.8, and $0.4, respectively. The unrecognized share-based compensation expense related to stock options, RSUs and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 2.25, 1.89, and 0.94 years, respectively.

Restricted Stock Units and Other Share Awards
The Company granted 0.9 million and no shares of RSUs and other share awards during the three months ended September 30, 2026 and 2025, respectively. The Company recognized share-based compensation expense of $6.8 and $13.4 for the three months ended September 30, 2026 and 2025, respectively.
Performance Restricted Stock Units
The Company granted no shares of PRSUs during the three months ended September 30, 2026 and 2025, respectively. The Company recognized share-based compensation expense of $0.1 and $1.1 for the three months ended September 30, 2026 and 2025, respectively.
Qualified Stock Options
The Company granted no qualified stock options during the three months ended September 30, 2026 and 2025, respectively. The Company recognized share-based compensation expense of $0.3 and $0.0 for the three months ended September 30, 2026 and 2025, respectively.
18. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2026	2025
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$109.5	$67.9
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net income attributable to common stockholders	$106.2	$64.6

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	880.6	872.8
Effect of dilutive stock options (a)	—	—
Effect of restricted stock and RSUs (b)	2.1	3.5
Effect of Convertible Series B Preferred Stock (c)	—	—
Effect of Forward Repurchase Contracts (d)	—	—
Weighted-average common shares outstanding—Diluted	882.7	876.3

Earnings per common share:
Earnings per common share - basic	$0.12	$0.07
Earnings per common share - diluted (e)	0.12	0.07

(a) For the three months ended September 30, 2026 and 2025, outstanding stock options with rights to purchase 2.6 million and 3.4 million shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended September 30, 2026 and 2025, there were 3.6 million and 13.3 million anti-dilutive RSUs, respectively, excluded from the computation of Diluted EPS.
(c) For the three months ended September 30, 2026 and 2025, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three months ended September 30, 2026 and 2025, no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the Convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, restricted stock, and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3, and to reverse the impact of fair market value gains/(losses) for contracts with the option to settle in shares or cash of $14.8 and $(26.5), respectively, if dilutive, for the three months ended September 30, 2026 and 2025 on net income applicable to common stockholders during the period.

19. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of September 30, 2026, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $62.3 and $74.7 as the RNCI balances as of September 30, 2026 and June 30, 2026, respectively.
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
The Company has accrued for such litigation when the likelihood of loss is probable and a reasonable estimate of such loss can be made. For the three months ended September 30, 2026 and 2025, the aggregated expense was $26.5 and $6.7, respectively. These amounts include the settlements paid as well as accruals related to probable and estimable claims, net of insurance recoveries, during the period, but do not include the legal fees or related litigation costs incurred to defend the Company. The amounts incurred in fiscal 2027 and 2026 may not be indicative of amounts that may be incurred in the future, which may fluctuate from period to period, and the Company cannot predict the magnitude, timing or pace of any change in such amounts.
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

Certain Other Litigation. On June 10, 2026, the actions were consolidated under the caption In re Coty Inc. Securities Litigation, Case No. 1:26-cv-02343-RA-VF, and a consolidated amended complaint was filed on August 31, 2026. The plaintiffs allege that certain of the defendants’ statements in May 2025, August 2025 and November 2025 regarding the Company’s strategic priorities and product launches were materially false and/or misleading. The plaintiffs assert claims under the federal securities laws and seeks, among other things, monetary damages. Defendants’ deadline to move to dismiss or otherwise respond is November 9, 2026.
On April 3, 2026 and April 14, 2026, respectively, two stockholder derivative lawsuits were filed in the Supreme Court of the State of New York (County of New York), captioned Fernicola v. Nabi, et al., Index No. 154383/2026, and Mody v. Ballini, et al., Index No. 652215/2026, against certain current and former Coty officers and board members. The complaints assert causes of action of breach of fiduciary duty, gross mismanagement, unjust enrichment, and waste of corporate assets, based on substantially the same allegations as the putative securities class actions. On behalf of the Company, the complaints seek~~s~~ unspecified monetary damages, governance reforms, and fees and costs.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of September 30, 2026 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of September 30, 2026
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$869.9 million (approximately $167.2)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$524.6 million (approximately $100.8)
Nov-22		IPI	2018-2019	R$529.7 million (approximately $101.8)
Mar-24		IPI	2020	R$41.4 million (approximately $7.9)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$270.1 million (approximately $51.9)

For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case, and the court rendered a verdict granting the Company's request to remand the case to the state court of Goiás during the prior year. The case is expected to be heard in fiscal 2027. The Company has been required to provide surety bonds of R$193.5 million (approximately $37.2) and cash deposits of R$259.2 million (approximately $49.8) as of September 30, 2026, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other noncurrent assets on the Condensed Consolidated Balance Sheets.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, this case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has obtained a stay pending the Protege Fee case. The Company has been required to provide surety bonds of R$541.9 million (approximately $104.1) as of September 30, 2026, to guarantee payment if the case is resolved against Coty.

The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has filed an annulment action and is currently awaiting judgment. The Company has been required to provide surety bonds of R$366.3 million (approximately $70.4) as of September 30, 2026, to guarantee payment if the case is resolved against the Company.
The Treasury Office of the Brazil’s Internal Revenue Service IPI assessment received in November 2022 is currently at the judicial process. The Company has filed an annulment action and is currently awaiting judgment.
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
21. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately five years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of September 30, 2026, would be approximately $2.5. The Company has assessed the probability of default by the assignee and has determined it to be remote.
Secondment Agreement
On October 1, 2025, the Company entered into a secondment arrangement with an entity affiliated with JAB to obtain executive management services. Under the terms of the arrangement, the secondee provides services to the Company for a minimum period of one year, in exchange for a fixed fee payable to the affiliated entity. For the three months ended September 30, 2026, fees and compensation of $0.4 were recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations, with a corresponding $0.3 recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Section 16(b) Settlement Agreement
On September 16, 2026, the Company entered into a Settlement Agreement (the "Settlement Agreement”) with certain affiliates of JAB to resolve a legal action brought under Section 16(b) of the Securities Exchange Act of 1934 by stockholders on behalf of and for the benefit of the Company, in which the Company is named only as a nominal defendant, seeking disgorgement of alleged short-swing profits. Under the Settlement Agreement, JAB affiliates specifically disclaimed any wrongful acts or liability but agreed to pay the Company $1.1 in cash (the “Settlement Amount”). The Settlement Amount was recognized in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2026.
22. SUBSEQUENT EVENTS
On November 3, 2026, the Company entered into an agreement to extend the Marc Jacobs Trademark License for an initial period through 2046, with the option to extend the agreement for an additional twenty years at the discretion of the Company, provided the Company meets certain minimum royalty thresholds in the year prior to the end of the initial term. In connection with the extension, the Company shall pay the Licensor a one-time fee of $40.0, of which $20.0 is payable upon execution of the agreement and the remaining $20.0 is payable in July 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and with our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“Fiscal 2026 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities, as well as the Company’s expectations for the impact of the exit from the Gucci Beauty license), the Company’s future operations and strategy (including the ongoing refinement and implementation and related impact of its global business strategies), the Company’s plans to evaluate its central organization, manufacturing and asset base, and certain market structures to adjust its scope and size for its future business, the Company’s ongoing and future cost efficiency, optimization and restructuring initiatives and programs (including plans to develop a significant fixed-cost savings plan in connection with the exit from the Gucci Beauty license), the ongoing strategic review of the Company’s consumer beauty business, including its mass color cosmetics business and associated brands and the Company’s distinct Brazil business comprised of local Brazilian brands, the timing and outcome of such strategic review and any transactions related thereto, use of proceeds from any such transactions, expectations and/or plans with respect to joint ventures, the timing and size of any future distribution related to the Wella Distribution Rights, the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases or investments, plans and expectations with respect to licenses and/or portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for strengthening presence in certain categories, markets and channels, expectations for the impact, costs, timing and outcome of any future divestitures, expectations for synergies, savings, performance, cost, timing and integration of any future acquisitions, expectations for future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true-up” payments in connection with our forward repurchase contracts and plans for the settlement of such contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost and timing of the Company’s ongoing refinement and implementation of its global business strategies (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reduction plans, continued process improvements and supply chain changes), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the war in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or the war in the Middle East (including the expected impact of elevated Brent crude oil prices), or due to a change in tariffs or trade policy impacting raw materials), expectations regarding future service levels, inventory levels and excess and obsolescence trends (including as a result of our Coty.Curated framework), the expected impact, cost, timing and implementation of e-commerce and digital initiatives, expectations regarding the expanded use of artificial intelligence (“AI”) and advanced analytics in the Company’s operations and the timing and impact thereof, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results

(including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•our relationship with KKR, whose affiliates are investors in the Wella Company following the sale of a majority stake in our Professional and Retail Hair business and the subsequent sale of our remaining Wella stake, any related conflicts of interest or litigation, and the timing, terms and proceeds of any future sale or public offering of Wella and the impact thereof on our distribution rights;
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

Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2027” refer to the fiscal year ending June 30, 2027. Any reference to a year not preceded by “fiscal” refers to a calendar year.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to protecting the planet.
Recent Changes
We have been engaged in strategic planning and portfolio assessment designed to position us for consistent, profitable growth. While our long-term objectives remain focused on value creation, growth, profitability, and deleveraging, we have been advancing our comprehensive review of the business, including the strategic review of the Consumer Beauty business, and expect to complete the review by the end of calendar 2026. We are also evaluating our central organization, manufacturing and asset base, and certain market structures to adjust our scope and size for our future business.
In parallel, we are implementing our Coty.Curated strategic framework, focusing on our core brands and markets, reducing portfolio complexity, increasing agility through organizational simplification, and identifying savings opportunities to support increased investment in consumer engagement while protecting profitability. As one measure of our progress, we evaluate the revenue performance of our six largest Prestige core brands (Hugo Boss, Burberry, Calvin Klein, Marc Jacobs, Kylie Cosmetics, and Chloé). Gucci is excluded from our core brands as we will exit the license after June 30, 2027. For the three months ended September 30, 2026, net revenues from these brands increased 5% like-for-like compared to the prior year. We believe the revenue performance of these brands provides useful information regarding the effectiveness of our Coty.Curated strategic framework and our efforts to focus resources on key areas of our business.
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
Global Economic Landscape and Business Impact
Our products are sold globally. As a geographically diverse company, we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. We remain attentive to economic and geopolitical conditions that may materially impact our business.
Tariffs: Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold.
On July 24, 2026, the previous Section 122 tariffs expired and tariffs under Section 301, ranging from 10% to 12.5% became effective. On September 8, 2026, Canada imposed retaliatory tariffs of up to 50% on certain U.S. goods in response to tariffs imposed by the U.S. under Sections 338 and 232.
We currently estimate that our operating results will be impacted by approximately $29.8 in gross costs related to tariff increases, after prior mitigating actions, in fiscal 2027. In the first three months of fiscal 2027, approximately $6.7 of net tariff costs are reflected in our operating results. Despite our efforts, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.
The Company is actively pursuing refund recovery activities related to IEEPA tariffs following ongoing validation and reconciliation of its claims; however, recovery of such amounts is ultimately contingent upon U.S. Customs and Border Protection ("CBP") review and acceptance of the Company's submissions and supporting documentation. As a result, the amount and timing of any refunds ultimately received could differ materially from the amounts claimed.
Middle East Conflict: In February 2026, geopolitical tensions in the Middle East escalated significantly leading to a military conflict involving the United States, Israel, and Iran, and resulting in regional instability and increased volatility in global energy markets. Continued or expanded conflict could adversely affect global economic conditions, supply chains, transportation logistics, and customer demand, and is expected to impact our financial condition, and results of operations. Impacts may vary depending on how conditions develop across the region and in global markets. Net revenues in the Middle East accounted for approximately low-single digit percentage of our consolidated net revenues for the first quarter of fiscal 2027, and declined by a high double-digit percentage compared to the prior year. The Middle East accounted for approximately mid-single-digit percentage and low-single-digit percentage of Prestige and Consumer Beauty segment first quarter fiscal 2027 net revenues, respectively. We currently estimate that, if Brent crude oil prices remain within the range of $90 to $100 per barrel due to the Middle East conflict, our operating results in fiscal 2027 could be impacted by an increase of approximately $25.0 to $30.0 in cost of goods sold.

Market Trends and Sales Performance
Changing market trends continue to impact sales of our products across and within product categories and geographic regions. Consumer demand for beauty remains resilient despite broader economic uncertainty, with continued growth in fragrances and cosmetics, although consumers are increasingly selective in their purchasing decisions.
Fragrances: Overall, the prestige fragrance market grew by mid-single digits in the first quarter of fiscal 2027 while our net revenues from Prestige fragrances decreased by a low-single digit percentage. The Gucci license exit will result in a decrease in net revenues and net income in fiscal 2028; we expect partial mitigation of the impact through stronger performance in our top core prestige fragrance brands, as well as debuts of Etro and Swarovski fragrances in the coming year. Net revenue from Consumer Beauty fragrances declined by low-double digits in the first quarter of fiscal 2027, while the mass fragrance market grew by low-double digits.
Color Cosmetics: Our net revenues from Prestige cosmetics increased by a double-digits percentage in the first quarter of fiscal 2027, outpacing the low-single digit growth of the prestige color cosmetics market, driven by the launch of Marc Jacobs Beauty makeup and growth in other brands. In Consumer Beauty, color cosmetics net revenues declined by a mid-single digit percentage despite low-single digit market growth. We have narrowed our retail sales gap to the market in certain Consumer Beauty color cosmetics brands, driven by improving sell-out performance in the United States.
Skin and Body Care: Net revenues from Prestige skincare decreased by a double-digit percentage in the first quarter of fiscal 2027, despite low-single digit market growth. Net revenues from Consumer Beauty skin and body care increased by a double-digit percentage in the first quarter of fiscal 2027 outpacing mid-single digit market growth. This performance was primarily attributable to our Brazil skin and body care brands and further supported by continued positive trends in the Brazil mass body care market.
Geographic Regions: Net revenues in the Americas increased by a low-single digit percentage during the first quarter of fiscal 2027, reflecting stable sales in the U.S. Net revenues from Europe, the Middle East and Africa (“EMEA”) declined by a mid-single digit percentage, reflecting the impacts from the Middle East conflict and contrasting with low- to mid-single digit growth in most European markets. Market trends, however, remained mixed, with some markets experiencing accelerating growth while others continue to decelerate. Net revenues in the Asia Pacific region increased by a double-digit percentage in the first quarter of fiscal 2027, reflecting positive trending growth across many Asian markets.

Financial Outlook
We expect our reported net revenues for the second quarter of fiscal 2027 to decline by a low- to mid-single digit percentage compared with the prior year, which includes an estimated low-single digit percentage unfavorable impact from foreign exchange.
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
Adjusted operating income (loss) / Adjusted EBITDA excludes restructuring costs and business structure realignment programs, amortization, acquisition- and divestiture-related costs and acquisition accounting impacts, stock-based compensation, and asset impairment charges and other adjustments as described below. For adjusted EBITDA, in addition to the preceding, we exclude adjusted depreciation as defined below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and implement divestitures of components of our business, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income (loss) attributable to Coty Inc. and Adjusted net income (loss) attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense items, as described below, and the related tax effects of each of the items used to derive Adjusted net income (loss) as such charges are not used by our management in assessing our operating performance period-to-period.
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
•Gain or loss on brand exit, sale and early license termination: We have excluded the impact of gain or loss on brand exit, sale and early license termination as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of the brand exit, sale and early license termination.
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
•Depreciation and Adjusted depreciation: Our adjusted operating income (loss) excludes the impact of accelerated depreciation for certain restructuring projects that affect the expected useful lives of Property, Plant and Equipment, as such charges vary significantly based on the size and timing of the programs. Further, we have excluded adjusted depreciation, which represents depreciation expense net of accelerated depreciation charges, from our adjusted EBITDA. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Other (income) expense: We have excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded realized and unrealized gains and losses on the investment in Wella, as our management believes these gains and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. Such transactions do not reflect our operating results and we have excluded the impact as our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
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

THREE MONTHS ENDED SEPTEMBER 30, 2026 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2025
NET REVENUES
In the three months ended September 30, 2026, net revenues decreased 1%, or $22.0, to $1,555.2 from $1,577.2 in the three months ended September 30, 2025, primarily as a result of a negative price and mix impact of 5% (primarily driven by prestige fragrances, color cosmetics and mass fragrance) partially offset by an increase in unit volume of 3% (primarily driven by prestige cosmetics and prestige fragrances), and reflecting a neutral foreign currency exchange translation impact. The overall decrease in net revenues reflects sales declines within Prestige and Consumer Beauty as described in detail below. Net revenues decreased in EMEA, partially offset by an increase in the Asia Pacific region.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
NET REVENUES
Prestige	$1,058.4	$1,069.5	(1)%
Consumer Beauty	496.8	507.7	(2)%
Total	$1,555.2	$1,577.2	(1)%
Prestige
In the three months ended September 30, 2026, net revenues from the Prestige segment decreased $11.1 to $1,058.4 compared to $1,069.5 in the three months ended September 30, 2025, primarily as a result of a negative price and mix impact of 6% (primarily driven by increased trade incentives related to prestige fragrances), partially offset by an increase in unit volume of 5% (primarily due to higher sales volume in prestige fragrances and cosmetics) and reflecting a neutral foreign currency exchange translation impact. The decrease in net revenues primarily reflects:

•Prestige fragrance sales declines of $24.4 primarily due to weaker sales of Gucci and Calvin Klein particularly in certain distribution channels, negative performance of several brands across major markets and lower sales in the Middle East impacted by the ongoing conflict in the region, partially offset by increased net revenues from Kylie Fragrances due to the launch of Mood Stones; and
•Prestige skincare sales decline of $4.0.
These decreases were partially offset by:
•Prestige cosmetics sales increase of $17.3 primarily driven by the launch of Marc Jacobs Beauty makeup line.
Consumer Beauty
In the three months ended September 30, 2026, net revenues from the Consumer Beauty segment decreased 2%, or $10.9, to $496.8 from $507.7 in the three months ended September 30, 2025, reflecting a negative price and mix impact of 6% (primarily driven by mass fragrances and higher markdowns on color cosmetics), partially offset by an increase in unit volume of 3%, and a positive foreign currency exchange translation impact of 1%. The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $11.4 due to a decline in sales primarily in Europe led by Rimmel and MaxFactor.
•Mass fragrance sales declines of $11.0 primarily due to lower sales across several brands in the U.S. and Europe.
These decreases were partially offset by:
•Mass body care sales increases of $8.6 and
•Mass skincare sales increases of $2.9.
COST OF SALES
In the three months ended September 30, 2026, cost of sales increased 2%, or $10.0, to $570.4 from $560.4 in the three months ended September 30, 2025. Cost of sales as a percentage of net revenues increased to 36.7% in the three months ended September 30, 2026 from 35.5% in the three months ended September 30, 2025, resulting in a gross margin decrease of approximately 120 basis points, primarily reflecting:
(i)approximately 60 basis points increase related to excess and obsolescence costs as a percentage of net revenues;
(ii)approximately 50 basis points related to increased freight costs as a percentage of net revenues, primarily driven by the impact of rising fuel surcharges; and

(iii)approximately 20 basis points, primarily due to an increase in manufacturing and material costs as a percentage of net revenues.
These decreases were partially offset by:
(iv)approximately 10 basis points related to decreased designer license fees as a percentage of net revenues.
Gross margin was also negatively impacted by higher returns and less favorable customer trade terms in the current period, which reduced the net revenue base.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2026, selling, general and administrative expenses decreased 2%, or $13.9, to $779.6 from $793.5 in the three months ended September 30, 2025. Selling, general and administrative expenses as a percentage of net revenues decreased to 50.1% in the three months ended September 30, 2026 from 50.3% in the three months ended September 30, 2025, or approximately 20 basis points. This decrease primarily reflects:
(i)70 basis points due to a decrease in advertising and consumer promotional costs as a percentage of net revenues related to a reduction of both working and non-working media in the fiscal period;
(ii)40 basis points due to a decrease in stock-based compensation cost primarily related to higher expense in the prior year recognized in connection with awards granted to the former CEO; and
(iii)20 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues.
These decreases were partially offset by:
(iv)100 basis points due to an increase in operational accruals as a percentage of net revenues; and
(v)20 basis points due to an increase in fixed costs as a percentage of net revenues due to an increase in administrative expense.
OPERATING INCOME
In the three months ended September 30, 2026, operating income was $170.4 compared to income of $185.0 in the three months ended September 30, 2025. Operating income margin worsened to 11.0% in the three months ended September 30, 2026 as compared to 11.7% in the three months ended September 30, 2025. The decrease in operating margin is primarily driven by an increase in cost of goods sold (approximately 115 basis points), an increase in other operating expenses as a percentage of net revenues (approximately 90 basis points) and an increase in fixed costs as a percentage of net revenues (approximately 20 basis points), partially offset by a decrease in advertising and consumer promotional costs as a percentage of net revenues (approximately 70 basis points), a decrease in stock compensation expense as a percentage of net revenues (approximately 40 basis points) and a decrease in amortization expense as a percentage of net revenues (approximately 30 basis points).
Operating Income (Loss) by Segment

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
Operating income (loss)
Prestige	$211.0	$208.9	1%
Consumer Beauty	(24.1)	(7.7)	<(100%)
Corporate	(16.5)	(16.2)	(2)%
Total	$170.4	$185.0	(8)%
Prestige
In the three months ended September 30, 2026, operating income for Prestige was $211.0 compared to income of $208.9 in the three months ended September 30, 2025. Operating margin increased to 19.9% of net revenues in the three months ended September 30, 2026 as compared to 19.5% in the three months ended September 30, 2025, driven by a decrease in advertising and consumer promotional costs as a percentage of net revenues (approximately 60 basis points), a decrease in amortization expense as a percentage of net revenues (approximately 50 basis points) and a decrease in other operating expenses as a percentage of net revenues (approximately 40 basis points), partially offset by an increase in cost of goods sold as a percentage of net revenues (approximately 110 basis points)

Consumer Beauty
In the three months ended September 30, 2026, operating loss for Consumer Beauty was $24.1 compared to loss of $7.7 in the three months ended September 30, 2025. Operating loss margin worsened to 4.9% of net revenues in the three months ended September 30, 2026 as compared to an operating loss margin of 1.5% in the three months ended September 30, 2025, driven by an increase in other operating expenses as a percentage of net revenues (approximately 350 basis points) driven by higher operational accruals and an increase in cost of goods sold as a percentage of net revenues (approximately 150 basis points), partially offset by a decrease in advertising and consumer promotional costs as a percentage of net revenues (approximately 110 basis points) and a decrease in fixed costs as a percentage of net revenues (approximately 60 basis points).
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2026, the operating loss for Corporate was $16.5 compared to a loss of $16.2 in the three months ended September 30, 2025. The increase in the operating loss for Corporate was primarily driven by a $6.4 increase in restructuring and other business realignment costs and a $1.2 increase in loss (gain) on brand exit and early license termination costs, partially offset by a $7.3 decrease in stock-based compensation.
Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income (loss) is presented below, by segment:

	Three Months Ended September 30, 2026
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$211.0	$24.5	$235.5
Consumer Beauty	(24.1)	9.1	(15.0)
Corporate	(16.5)	16.5	—
Total	$170.4	$50.1	$220.5

	Three Months Ended September 30, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$208.9	$30.1	$239.0
Consumer Beauty	(7.7)	9.2	1.5
Corporate	(16.2)	16.2	—
Total	$185.0	$55.5	$240.5

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
Net income	$112.4	$74.0	52%
Net income margin	7.2%	4.7%
Provision for income taxes	45.0	33.1	36%
Income before income taxes	$157.4	$107.1	47%
Interest expense, net	31.2	46.6	(33)%
Other (income) expense, net	(18.2)	31.3	<(100%)
Reported operating income	$170.4	$185.0	(8)%
Reported operating income margin	11.0%	11.7%
Amortization expense	33.6	39.3	(15)%
Restructuring and other business realignment costs	8.1	1.7	>100%
Stock-based compensation	7.2	14.5	(50)%
Loss (gain) on brand exit and early license termination costs	1.2	—	N/A
Total adjustments to reported operating income	$50.1	$55.5	(10)%
Adjusted operating income	$220.5	$240.5	(8)%
Adjusted operating income margin	14.2%	15.2%
Adjusted depreciation	53.7	55.6	(3)%
Adjusted EBITDA	$274.2	$296.1	(7)%
Adjusted EBITDA margin	17.6%	18.8%
In the three months ended September 30, 2026, adjusted operating income decreased $20.0 to $220.5 from $240.5 in the three months ended September 30, 2025. Adjusted operating margin decreased to 14.2% of net revenues in the three months ended September 30, 2026 from 15.2% in the three months ended September 30, 2025. In the three months ended September 30, 2026, adjusted EBITDA decreased $21.9 to $274.2 from $296.1 in the three months ended September 30, 2025. Adjusted EBITDA margin decreased to 17.6% of net revenues in the three months ended September 30, 2026 from 18.8% in the three months ended September 30, 2025.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
Reported operating income	$211.0	$208.9	1%
Reported operating income margin	19.9%	19.5%
Amortization expense	24.5	30.1	(19)%
Total adjustments to reported operating income	$24.5	$30.1	(19)%
Adjusted operating income	$235.5	$239.0	(1)%
Adjusted operating income margin	22.3%	22.3%
Adjusted depreciation	27.0	28.6	(6)%
Adjusted EBITDA	$262.5	$267.6	(2)%
Adjusted EBITDA margin	24.8%	25.0%
Operating Loss, Adjusted Operating (Loss) Income and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
Reported operating loss	$(24.1)	$(7.7)	<(100%)
Reported operating loss margin	(4.9)%	(1.5)%
Amortization expense	9.1	9.2	(1)%
Total adjustments to reported operating loss	$9.1	$9.2	(1)%
Adjusted operating (loss) income	$(15.0)	$1.5	<(100%)
Adjusted operating (loss) income margin	(3.0)%	0.3%
Adjusted depreciation	26.7	27.0	(1)%
Adjusted EBITDA	$11.7	$28.5	(59)%
Adjusted EBITDA margin	2.4%	5.6%
Operating Loss, Adjusted Operating Income and Adjusted EBITDA - Corporate Segment

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
Reported operating loss	$(16.5)	$(16.2)	(2)%
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	8.1	1.7	>100%
Stock-based compensation	7.2	14.5	(50)%
Loss (gain) on brand exit and early license termination costs	1.2	—	N/A
Total adjustments to reported operating loss	$16.5	$16.2	2%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended September 30, 2026, amortization expense decreased to $33.6 from $39.3 in the three months ended September 30, 2025. In the three months ended September 30, 2026, amortization expense of $24.5 and $9.1 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2025, amortization expense of $30.1 and $9.2 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
In the three months ended September 30, 2026, we incurred restructuring and other business structure realignment costs of $8.1 as follows:
•We incurred a credit in Restructuring costs of $0.3, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $8.4, which is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In the three months ended September 30, 2025, we incurred restructuring and other business structure realignment costs of $1.7, as follows:
•We incurred a credit in restructuring costs of $1.0, which is included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $2.7, which is reported in Selling, general and administrative expenses.
Stock-Based Compensation
In the three months ended September 30, 2026, stock-based compensation was $7.2 as compared with $14.5 in the three months ended September 30, 2025.
Loss (Gain) on Brand Exit and Early License Termination
In the three months ended September 30, 2026, we incurred costs related to the Gucci Beauty license brand exit of $1.5.

In the three months ended September 30, 2025, we did not incur any costs related to a brand exit or early termination of a license.
Adjusted Depreciation Expense
In the three months ended September 30, 2026, adjusted depreciation expense of $27.0 and $26.7 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2025, adjusted depreciation expense of $28.6 and $27.0 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended September 30, 2026, net interest expense was $31.2 as compared with $46.6 in the three months ended September 30, 2025. The decrease in interest expense is primarily due to lower average debt balance in the current period as well as due to higher gains on foreign exchange forward contracts on the Euro as compared to the prior year.
OTHER (INCOME) EXPENSE, NET
In the three months ended September 30, 2026, other income was $18.2 as compared with other expense of $31.3 in the three months ended September 30, 2025. The change of $49.5 is primarily due to favorable changes in the fair value of forward repurchase contracts of $53.9, partially offset by miscellaneous other expenses.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2026 and 2025 was 28.6% and 30.9%, respectively. The decrease in the effective tax rate was primarily attributable to higher limitations on the deductibility of executive stock compensation in the prior period.
The effective tax rate of 28.6% for the three months ended September 30, 2026 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense.
The effective tax rate of 30.9% for the three months ended September 30, 2025 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of interest expense and limitations on the deductibility of executive stock compensation.

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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$157.4	$45.0	28.6%	$107.1	$33.1	30.9%
Adjustments to reported operating income (a)	50.1			55.5
Change in fair value of investment in Wella Company (c)	—			(1.0)
Total Adjustments (b)	50.1	8.5		54.5	11.4
Adjusted income before income taxes	$207.5	$53.5	25.8%	$161.6	$44.5	27.5%

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
(c)For the three months ended September 30, 2025, this primarily represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
The adjusted effective tax rate was 25.8% for the three months ended September 30, 2026 compared to 27.5% for the three months ended September 30, 2025. The difference is primarily due to the Company recognizing a loss on the forward repurchase contracts in the prior period compared to a gain in the current period.

NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $109.5 in the three months ended September 30, 2026 as compared to net income of $67.9 in the three months ended September 30, 2025. The net income was primarily driven by favorable change in other (income) expense, net of $49.5, lower interest expense of $15.4, a decrease in selling, general, and administrative expenses of $13.9 and decrease in amortization expense of $5.7, partially offset by lower gross profit of $32.0, and a higher provision for income taxes of $11.9.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2026	2025	Change %
Net income attributable to Coty Inc.	$109.5	$67.9	61%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net income attributable to common stockholders	$106.2	$64.6	64%
% of net revenues	6.8%	4.1%
Adjustments to reported operating income (b)	50.1	55.5	(10)%
Change in fair value of investment in Wella Company (c)	—	(1.0)	100%
Adjustments to noncontrolling interests (d)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(8.5)	(11.4)	25%
Adjusted net income attributable to Coty Inc.	$146.1	$106.0	38%
% of net revenues	9.4%	6.7%
Per Share Data
Adjusted weighted-average common shares
Basic	880.6	872.8
Diluted (a)	906.4	876.3
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.17	$0.12
Diluted (a)	$0.16	$0.12

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended September 30, 2026 and 2025, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value gains/(losses) for contracts with the option to settle in shares or cash of $14.8 and $(26.5), respectively. For the three months ended September 30, 2026, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required. For the three months ended September 30, 2025, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) was anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc."
(c)For the three months ended September 30, 2025, this represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

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
Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, dividends, share repurchases, any principal payments on debt, and from time to time, acquisitions and business structure realignment expenditures. Working capital movements are influenced by the sourcing of materials related to the manufacturing of products. Cash and working capital management initiatives, including the phasing of vendor and tax payments, factoring of trade receivables, and facilitation of supplier finance programs, from time-to-time, may also impact the timing and amount of our operating cash flows.

We remain focused on deleveraging our balance sheet using cash flows generated from our operations as well as inorganic cash generating opportunities, with the objective of reducing interest costs and improving long-term profitability and cash flows. The Company continues to evaluate strategic alternatives for optimizing liquidity and the Company's capital structure. On July 7, 2026, we received proceeds of $250.0 from the early termination of the Gucci Beauty license, which was used to further reduce our debt. We will receive an additional $150.0 no later than September 30, 2027, of which up to $30.0 is contingent on certain criteria. Under the terms of the agreement, we will continue to operate the Gucci Beauty brand through at least June 30, 2027.
In addition to servicing debt and funding working capital requirements, the Company expects to utilize cash for restructuring plans and initiatives designed to simplify its operating model, optimize its cost structure and enhance operating efficiency. Total remaining cash costs associated with the Fixed Cost Reduction Plan, Consumer Beauty Restructuring and other initiatives are expected to be approximately $63.2, to be incurred across fiscal 2027, fiscal 2028, and thereafter. We incurred approximately $33.2 of cash costs life-to-date related to our previously announced Fixed Cost Reduction Plan as of September 30, 2026, which have been recorded in Corporate.
The Company is actively pursuing recovery of certain amounts paid in connection with IEEPA tariffs. While the Company believes it may be entitled to recover a portion of such amounts, recovery remains subject to review and approval by CBP. As a result, the amount and timing of any refunds ultimately received remain uncertain and could differ materially from the amounts claimed. The Company continues to monitor developments and evaluate the potential impact of such recoveries on its financial condition, results of operations and cash flows.
Debt Financing
We are in the process of deleveraging our company, including through refinancing or repayment of a portion of our debt. We expect to continue to take actions to improve the maturity mix of our debt, including through refinancings or new issuances of notes, as well as redemptions and/or tender offers for near-dated maturities, from time to time as market conditions permit. The applicable interest rates have been, and are likely to continue to be, higher than previous applicable interest rates, due in large part to prevailing macroeconomic conditions and our credit ratings at the time. Despite these higher interest rates, we expect that our interest expense will be favorably impacted by lower overall debt balances as we continue to deleverage. The Company recently received a rating downgrade. We do not currently believe this will materially impact our overall liquidity; however, it may potentially increase our borrowing costs for future issuances of debt. Refer to Note 11 — Debt for additional information.
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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $1.0.
Reductions in the price of our Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts. This would result in a downward adjustment to the initial price at acquisition for these forward repurchase contracts. During the three months ended September 30, 2026, no additional payments were triggered.
See Footnote 15—Derivative Instruments for additional information on the Company's forward repurchase contracts.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount outstanding under the factoring arrangements was $213.3 and $164.1 as of September 30, 2026 and June 30, 2026, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $358.4 and $366.5 during the three months ended September 30, 2026 and 2025, respectively.

Cash Flows

	Three Months Ended September 30,
	2026	2025
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$130.4	$65.2
Net cash provided by (used in) investing activities	204.2	(53.8)
Net cash used in financing activities	(299.5)	(7.6)
Net cash provided by operating activities
Net cash provided by operating activities was $130.4 and $65.2 for the three months ended September 30, 2026 and 2025, respectively. The increase in cash provided by operating activities of $65.2 was primarily driven by a net inflow from changes in working capital accounts, partially offset by lower cash-related net income year-over-year. The net inflow from changes in working capital was mainly due to higher inflows from accounts payable and accrued expenses and a shift in timing of net revenues driving the year-over-year fluctuation in trade receivables, partially offset by an increase in inventory safety-stock levels.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $204.2 and $(53.8) for the three months ended September 30, 2026 and 2025, respectively. The decrease in cash used in investing activities of $258.0 was primarily attributable to $250.0 in proceeds received related to a license termination. The remaining increase was mainly driven by the timing of capital expenditures and related cash payments, which resulted in lower net cash outflows from investing activities compared to the prior-year period.
Net cash used in financing activities
Net cash used in financing activities during the three months ended September 30, 2026 and 2025 was $299.5 and $7.6, respectively. The increase in cash used in financing activities of $291.9 was primarily attributable to net repayments of the Company's revolving credit facility in the current period using the initial proceeds from a license termination, compared to net borrowings on the revolving facility in the prior period. Higher net repayments of debt were partially offset by lower payments associated with the Company's forward repurchase contracts, as no Hedge Valuation Adjustment payments were made in the current period compared to $53.9 of payments in the prior period.
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

Commitments and Contingencies
See Note 19—Redeemable Noncontrolling Interests in the notes to our Condensed Consolidated Financial Statements for information on our subsidiary in the Middle East.
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
For additional information on our litigation matters and Brazilian tax assessments, see Note 20—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$1,101.7 (approximately $211.7) as of September 30, 2026.
Off-Balance Sheet Arrangements
We had undrawn letters of credit and bank guarantees that were not material to our liquidity as of September 30, 2026. For additional information on our arrangements, see Note 11—Debt in the notes to our Condensed Consolidated Financial Statements. We had undrawn letters of credit of $4.8 and $4.8 and bank guarantees of $16.6 and $17.7 as of September 30, 2026 and June 30, 2026, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2026 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2026 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the three months ended September 30, 2026, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of September 30, 2026, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2026 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 15—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2026 Form 10-K.
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
Our management, with the participation of our interim Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Employment Agreement, effective September 1, 2026, by and between COTY SAS and Soraya Zoueihed Benchikh (incorporated by reference to (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2026).†

10.2	Transition Agreement dated September 9, 2026, by and between COTY SAS and Laurent Mercier. †
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: November 5, 2026	By:	/s/Markus Strobel
Name: Markus Strobel
Title: Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

/s/Soraya Benchikh
Name: Soraya Benchikh
Title: Chief Financial Officer
(Principal Financial Officer)